Form 10-Q
period 2024-05-31
KB HOME
filed 2024-07-05
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 75,203,769 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2024. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Total revenues	$1,709,813	$1,765,316	$3,177,579	$3,149,630
Homebuilding:
Revenues	$1,701,512	$1,757,846	$3,163,210	$3,136,383
Construction and land costs	(1,342,102)	(1,386,558)	(2,488,630)	(2,469,379)
Selling, general and administrative expenses	(171,227)	(169,186)	(328,721)	(308,413)
Operating income	188,183	202,102	345,859	358,591
Interest income and other	19,449	1,729	25,306	2,196
Equity in income (loss) of unconsolidated joint ventures	224	(313)	(221)	(1,070)
Homebuilding pretax income	207,856	203,518	370,944	359,717
Financial services:
Revenues	8,301	7,470	14,369	13,247
Expenses	(1,473)	(1,472)	(3,019)	(2,830)
Equity in income of unconsolidated joint venture	6,435	5,426	13,490	7,008
Financial services pretax income	13,263	11,424	24,840	17,425
Total pretax income	221,119	214,942	395,784	377,142
Income tax expense	(52,700)	(50,500)	(88,700)	(87,200)
Net income	$168,419	$164,442	$307,084	$289,942
Earnings per share:
Basic	$2.21	$2.00	$4.02	$3.49
Diluted	$2.15	$1.94	$3.91	$3.38
Weighted average shares outstanding:
Basic	75,653	81,764	75,773	82,607
Diluted	77,806	84,306	78,034	85,141
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2024	November 30, 2023
Assets
Homebuilding:
Cash and cash equivalents	$643,536	$727,076
Receivables	371,674	366,862
Inventories	5,335,185	5,133,646
Investments in unconsolidated joint ventures	64,319	59,128
Property and equipment, net	89,228	88,309
Deferred tax assets, net	114,475	119,475
Other assets	119,453	96,987
	6,737,870	6,591,483
Financial services	67,810	56,879
Total assets	$6,805,680	$6,648,362

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$396,584	$388,452
Accrued expenses and other liabilities	720,622	758,227
Notes payable	1,695,196	1,689,898
	2,812,402	2,836,577
Financial services	1,574	1,645
Stockholders’ equity:
Common stock — 101,891,905 and 101,275,979 shares issued at May 31, 2024 and November 30, 2023, respectively	101,892	101,276
Paid-in capital	848,635	845,693
Retained earnings	3,948,878	3,676,924
Accumulated other comprehensive loss	(3,671)	(3,671)
Grantor stock ownership trust, at cost: 6,705,247 shares at May 31, 2024 and November 30, 2023	(72,718)	(72,718)
Treasury stock, at cost: 19,982,889 and 18,703,704 at May 31, 2024 and November 30, 2023, respectively	(831,312)	(737,364)
Total stockholders’ equity	3,991,704	3,810,140
Total liabilities and stockholders’ equity	$6,805,680	$6,648,362
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended May 31, 2024 and 2023
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 29, 2024	101,862	(6,705)	(19,241)	$101,862	$839,772	$3,799,234	$(3,671)	$(72,718)	$(781,809)	$3,882,670
Net income	—	—	—	—	—	168,419	—	—	—	168,419
Dividends on common stock	—	—	—	—	—	(18,775)	—	—	—	(18,775)
Employee stock options/other	30	—	—	30	438	—	—	—	—	468
Stock awards	—	—	23	—	(938)	—	—	—	938	—
Stock-based compensation	—	—	—	—	9,363	—	—	—	—	9,363
Stock repurchases, including excise tax	—	—	(765)	—	—	—	—	—	(50,441)	(50,441)
Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704

Balance at February 28, 2023	100,783	(6,705)	(11,587)	$100,783	$819,904	$3,256,602	$(5,575)	$(72,718)	$(403,533)	$3,695,463
Net income	—	—	—	—	—	164,442	—	—	—	164,442
Dividends on common stock	—	—	—	—	—	(13,231)	—	—	—	(13,231)
Employee stock options/other	236	—	—	236	3,640	—	—	—	—	3,876
Stock awards	—	—	46	—	(1,598)	—	—	—	1,598	—
Stock-based compensation	—	—	—	—	8,819	—	—	—	—	8,819
Stock repurchases, including excise tax	—	—	(2,163)	—	—	—	—	—	(92,887)	(92,887)
Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482

	Six Months Ended May 31, 2024 and 2023
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	307,084	—	—	—	307,084
Dividends on common stock	—	—	—	—	—	(35,130)	—	—	—	(35,130)
Employee stock options/other	616	—	—	616	8,656	—	—	—	—	9,272
Stock awards	—	—	571	—	(22,998)	—	—	—	22,998	—
Stock-based compensation	—	—	—	—	17,284	—	—	—	—	17,284
Stock repurchases, including excise tax	—	—	(1,592)	—	—	—	—	—	(100,441)	(100,441)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704

Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	289,942	—	—	—	289,942
Dividends on common stock	—	—	—	—	—	(25,707)	—	—	—	(25,707)
Employee stock options/other	308	—	—	308	4,702	—	—	—	—	5,010
Stock awards	—	—	717	—	(24,883)	—	—	—	24,883	—
Stock-based compensation	—	—	—	—	14,686	—	—	—	—	14,686
Stock repurchases, including excise tax	—	—	(4,128)	—	—	—	—	—	(168,496)	(168,496)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2024	2023
Cash flows from operating activities:
Net income	$307,084	$289,942
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(13,269)	(5,938)
Distributions of earnings from unconsolidated joint ventures	7,533	12,172
Amortization of debt issuance costs and premiums	1,729	1,673
Depreciation and amortization	18,843	17,760
Deferred income taxes	5,000	10,600
Gain on sale of investment	(12,516)	—
Stock-based compensation	17,284	14,686
Inventory impairments and land option contract abandonments	2,508	9,576
Changes in assets and liabilities:
Receivables	(52)	(18,460)
Inventories	(195,291)	413,774
Accounts payable, accrued expenses and other liabilities	(40,632)	(132,245)
Other, net	(8,227)	(4,810)
Net cash provided by operating activities	89,994	608,730
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(10,937)	(17,713)
Return of investments in unconsolidated joint ventures	—	5,100
Proceeds from sale of investment	1,709	—
Purchases of property and equipment, net	(19,754)	(18,324)
Net cash used in investing activities	(28,982)	(30,937)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	170,000
Repayments under revolving credit facility	—	(320,000)
Payments on mortgages and land contracts due to land sellers and other loans	(1,739)	(3,001)
Issuance of common stock under employee stock plans	9,272	5,010
Stock repurchases	(100,000)	(167,088)
Tax payments associated with stock-based compensation awards	(16,505)	(9,748)
Payments of cash dividends	(35,130)	(25,707)
Net cash used in financing activities	(144,102)	(350,534)
Net increase (decrease) in cash and cash equivalents	(83,090)	227,259
Cash and cash equivalents at beginning of period	727,342	330,198
Cash and cash equivalents at end of period	$644,252	$557,457
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2023, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2023 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and six months ended May 31, 2024 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $528.7 million at May 31, 2024 and $508.2 million at November 30, 2023. At May 31, 2024 and November 30, 2023, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $168.4 million for the three months ended May 31, 2024 and $164.4 million for the three months ended May 31, 2023. For the six months ended May 31, 2024 and 2023, our comprehensive income was $307.1 million and $289.9 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2024 and 2023 was equal to our net income for the respective periods.
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

2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2024, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues:
West Coast	$698,417	$564,350	$1,256,719	$1,104,369
Southwest	318,665	335,828	641,790	575,415
Central	375,790	545,214	696,274	935,165
Southeast	308,640	312,454	568,427	521,434
Total	$1,701,512	$1,757,846	$3,163,210	$3,136,383

Pretax income (loss):
West Coast	$87,137	$55,099	$152,877	$114,649
Southwest	54,765	57,117	110,476	101,148
Central	46,567	78,985	85,142	137,818
Southeast	38,559	48,931	70,824	72,456
Corporate and other	(19,172)	(36,614)	(48,375)	(66,354)
Total	$207,856	$203,518	$370,944	$359,717

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Inventory impairment and land option contract abandonment charges:
West Coast	$647	$3,079	$1,945	$3,948
Southwest	116	—	116	—
Central	256	1,128	256	2,079
Southeast	191	80	191	3,549
Total	$1,210	$4,287	$2,508	$9,576

	May 31, 2024	November 30, 2023
Assets:
West Coast	$2,886,660	$2,638,455
Southwest	900,761	908,578
Central	1,063,333	1,158,949
Southeast	1,002,849	939,997
Corporate and other	884,267	945,504
Total	$6,737,870	$6,591,483
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues
Insurance commissions	$5,402	$4,010	$8,994	$7,384
Title services	2,899	3,460	5,375	5,863
Total	8,301	7,470	14,369	13,247
Expenses
General and administrative	(1,473)	(1,472)	(3,019)	(2,830)
Operating income	6,828	5,998	11,350	10,417
Equity in income of unconsolidated joint venture	6,435	5,426	13,490	7,008
Pretax income	$13,263	$11,424	$24,840	$17,425

	May 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$716	$266
Receivables	2,915	2,783
Investment in unconsolidated joint venture	26,311	19,354
Other assets (a)	37,868	34,476
Total assets	$67,810	$56,879

	May 31, 2024	November 30, 2023
Liabilities
Accounts payable and accrued expenses	$1,574	$1,645
Total liabilities	$1,574	$1,645
(a)Other assets at May 31, 2024 and November 30, 2023 included $37.8 million and $34.4 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Numerator:
Net income	$168,419	$164,442	$307,084	$289,942
Less: Distributed earnings allocated to participating securities	(145)	(91)	(262)	(176)
Less: Undistributed earnings allocated to participating securities	(1,136)	(1,119)	(2,072)	(1,866)
Numerator for basic earnings per share	167,138	163,232	304,750	287,900
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	1,136	1,119	2,072	1,866
Less: Undistributed earnings reallocated to participating securities	(1,105)	(1,085)	(2,013)	(1,811)
Numerator for diluted earnings per share	$167,169	$163,266	$304,809	$287,955

Denominator:
Weighted average shares outstanding — basic	75,653	81,764	75,773	82,607
Effect of dilutive securities:
Share-based payments	2,153	2,542	2,261	2,534
Weighted average shares outstanding — diluted	77,806	84,306	78,034	85,141
Basic earnings per share	$2.21	$2.00	$4.02	$3.49
Diluted earnings per share	$2.15	$1.94	$3.91	$3.38
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities during the three-month and six-month periods ended May 31, 2024 and 2023.
For the three-month and six-month periods ended May 31, 2024 and 2023, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Due from utility companies, improvement districts and municipalities	$188,345	$197,102
Recoveries related to self-insurance and other legal claims	111,960	107,065
Refundable deposits and bonds	12,373	13,292
Income taxes receivable	12,356	—
Other	50,878	53,615
Subtotal	375,912	371,074
Allowance for doubtful accounts	(4,238)	(4,212)
Total	$371,674	$366,862
6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Homes completed or under construction	$2,286,970	$2,106,149
Land under development	3,048,215	3,027,497
Total	$5,335,185	$5,133,646
Land under development at May 31, 2024 and November 30, 2023 included land held for future development of $17.2 million and $17.0 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Capitalized interest at beginning of period	$134,377	$147,162	$134,375	$145,494
Interest incurred	26,577	25,995	53,082	53,799
Interest amortized to construction and land costs (a)	(29,189)	(31,932)	(55,692)	(58,068)
Capitalized interest at end of period	$131,765	$141,225	$131,765	$141,225
(a)Interest amortized to construction and land costs for the six-month period ended May 31, 2024 included $.2 million related to land sales. There was no interest amortized to construction and land costs related to land sales for the three- month period ended May 31, 2024 and three-month and six-month periods ended May 31, 2023.
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
We evaluated seven active communities or land parcels for recoverability as of May 31, 2024 with a carrying value of $89.8 million. As of November 30, 2023, we evaluated five active communities or land parcels for recoverability with a carrying value of $89.3 million. In addition, we evaluated land held for future development for recoverability as of both May 31, 2024 and November 30, 2023. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month and six-month periods ended May 31, 2024 and 2023.
As of May 31, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $51.6 million, representing five communities and various other land parcels. As of November 30, 2023, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $73.9 million, representing five communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.2 million and $2.5 million for the three-month and six-month periods ended May 31, 2024, respectively. For the three-month and six-month periods ended May 31, 2023, we recognized land option contract abandonment charges of $4.3 million and $9.6 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2024 and November 30, 2023 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2024 and November 30, 2023 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2024 and November 30, 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2024		November 30, 2023
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$56,058	$1,438,993	$21,554	$727,620
Other land option contracts and other similar contracts	42,351	695,506	23,464	540,912
Total	$98,409	$2,134,499	$45,018	$1,268,532
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $23.2 million at May 31, 2024 and $18.5 million at November 30, 2023. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $19.9 million at May 31, 2024 and $21.5 million at November 30, 2023.
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
We had investments in six homebuilding unconsolidated joint ventures as of May 31, 2024 and November 30, 2023. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues	$5,298	$1,171	$5,298	$1,171
Construction and land costs	(3,824)	(683)	(3,824)	(686)
Other expense, net	(993)	(960)	(1,847)	(2,410)
Income (loss)	$481	$(472)	$(373)	$(1,925)

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	May 31, 2024	November 30, 2023
Assets
Cash	$15,778	$16,260
Receivables	2,765	3,437
Inventories	172,354	152,456
Other assets	1,296	679
Total assets	$192,193	$172,832

Liabilities and equity
Accounts payable and other liabilities	$8,062	$9,632
Notes payable (a)	64,909	53,386
Equity	119,222	109,814
Total liabilities and equity	$192,193	$172,832
(a)    As of both May 31, 2024 and November 30, 2023, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. In April 2024, the revolving line of credit was amended, increasing the aggregate commitment to $70.0 million from $62.0 million, with the amount of all advances through October 2024 not to exceed $80.0 million. Borrowings under the line of credit are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2024 or November 30, 2023.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues	$31,458	$28,450	$61,870	$48,640
Expenses	(18,589)	(17,599)	(34,890)	(34,624)
Income	$12,869	$10,851	$26,980	$14,016
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	May 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$40,364	$29,163
Mortgage loans held for sale	125,353	164,252
Other assets	21,086	18,380
Total assets	$186,803	$211,795

Liabilities and equity
Accounts payable and other liabilities	$12,714	$13,763
Funding facilities	121,467	159,324
Equity	52,622	38,708
Total liabilities and equity	$186,803	$211,795
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $18.0 million at May 31, 2024 and $13.9 million at November 30, 2023. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were gains of $1.3 million and $4.2 million for the three-month and six-month periods ended May 31, 2024, respectively, and losses of $2.7 million and $4.2 million for the three-month and six-month periods ended May 31, 2023, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of May 31, 2024. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2024 and 2025. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Cash surrender value of corporate-owned life insurance contracts	$52,900	$53,079
Prepaid expenses	26,192	15,879
Lease right-of-use assets	22,335	24,725
Other	18,026	3,304
Total	$119,453	$96,987
On March 1, 2024, substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, held largely through a limited liability company we established to hold the investment, were sold to a privately held buyer through a merger. Prior to the sale, certain assets of the investee company that were not included in the sale were distributed to a separate privately held entity in which we received the same proportionate equity interest. From the sale, we received cash plus certain preferred and common equity interests in the buyer. The estimated fair value of the private equity interests is included in other assets as of May 31, 2024. In connection with the sale, we recognized a gain of $12.5 million within interest income and other in our consolidated statements of operations for the three months and six months ended May 31, 2024. Certain of our executives are eligible to receive a portion of the proceeds from the sale transaction, including any later distributions, pursuant to nominal interests they acquired, including our chairman and chief executive officer who acquired a 3.3% interest, in the relevant limited liability company in 2000 through an incentive program described in the Proxy Statement for our 2001 Annual Meeting of Stockholders.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Self-insurance and other legal liabilities	$280,180	$269,735
Employee compensation and related benefits	130,283	171,408
Warranty liability	94,803	98,000
Customer deposits	61,973	58,910
Inventory-related obligations (a)	39,760	41,525
Accrued interest payable	29,183	29,391
Lease liabilities	24,526	26,531
Real estate and business taxes	10,463	15,169
Federal and state taxes payable	2,024	1,851
Other	47,427	45,707
Total	$720,622	$758,227
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-

term leases with terms of 12 months or less. Our total lease expense for the three months ended May 31, 2024 and 2023 was $5.2 million and $5.6 million, respectively, and included short-term lease costs of $1.9 million and $2.2 million, respectively. For the six months ended May 31, 2024 and 2023, our total lease expense was $10.3 million and $10.8 million, respectively, and included short-term lease costs of $3.7 million and $3.9 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2024 and 2023 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	May 31, 2024	November 30, 2023
Lease right-of-use assets (a)	$22,373	$24,773
Lease liabilities (a)	24,567	26,581
(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Income tax expense	$52,700	$50,500	$88,700	$87,200
Effective tax rate	23.8%	23.5%	22.4%	23.1%
Our income tax expense and effective tax rate for the three months ended May 31, 2024 included the favorable impact of $4.8 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes and $.4 million of excess tax benefits related to stock-based compensation, partly offset by $3.0 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended May 31, 2023 reflected the favorable impact of $6.8 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $1.1 million of excess tax benefits related to stock-based compensation, partly offset by $3.5 million of nondeductible executive compensation expense.
For the six months ended May 31, 2024, our income tax expense and effective tax rate included the favorable impacts of $8.9 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $6.5 million of excess tax benefits related to stock-based compensation, partly offset by $5.5 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the six months ended May 31, 2023 reflected the favorable impact of $12.5 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $3.8 million of excess tax benefits related to stock-based compensation, partly offset by $6.6 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $131.4 million as of May 31, 2024 and $136.4 million at November 30, 2023 were both partly offset by valuation allowances of $16.9 million. The deferred tax asset valuation allowances at May 31, 2024 and November 30, 2023 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2024, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the six months ended May 31, 2024.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Senior unsecured term loan due August 25, 2026	$358,491	$358,156
6.875% Senior notes due June 15, 2027	298,306	298,062
4.80% Senior notes due November 15, 2029	297,750	297,572
7.25% Senior notes due July 15, 2030	346,334	346,101
4.00% Senior notes due June 15, 2031	386,416	386,199
Mortgages and land contracts due to land sellers and other loans	7,899	3,808
Total	$1,695,196	$1,689,898
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $12.7 million at May 31, 2024 and $13.9 million at November 30, 2023.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2024, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $241.7 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of May 31, 2024, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of May 31, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $45.9 million and $12.5 million, respectively.
Senior Notes. All the senior notes outstanding at May 31, 2024 and November 30, 2023 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our

Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2024, we were in compliance with all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2024, inventories having a carrying value of $30.3 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of May 31, 2024, principal payments on our notes payable are due during each year ending November 30 as follows: 2024 – $4.3 million; 2025 – $1.0 million; 2026 – $360.6 million; 2027 – $300.8 million; 2028 – $.8 million and thereafter – $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Our inventories are generally Level 3 assets. We had no inventories with carrying values that were adjusted to fair value during the six months ended May 31, 2024 or the year ended November 30, 2023. See Note 7 – Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2024		November 30, 2023
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,328,806	$1,282,263	$1,327,934	$1,260,725
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Balance at beginning of period	$95,920	$101,238	$98,000	$101,890
Warranties issued	9,702	10,653	17,865	18,643
Payments	(10,819)	(12,749)	(21,062)	(21,391)
Balance at end of period	$94,803	$99,142	$94,803	$99,142
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $26.5 million and $31.1 million are included in receivables in our consolidated balance sheets at May 31, 2024 and November 30, 2023, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Balance at beginning of period	$177,331	$171,269	$179,832	$175,977
Self-insurance provided	4,636	3,977	9,263	7,818
Payments	(5,270)	(1,838)	(11,480)	(9,134)
Adjustments (a)	(3,668)	(1,185)	(4,586)	(2,438)
Balance at end of period	$173,029	$172,223	$173,029	$172,223
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of May 31, 2024, we had approximately 434 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2024, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2024, we had $1.31 billion of performance bonds and $54.2 million of letters of credit outstanding. At November 30, 2023, we had $1.32 billion of performance bonds and $19.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2024, we had total cash deposits of $98.4 million to purchase land having an aggregate purchase price of $2.13 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2024, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
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
On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock at a total cost of $50.0 million. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had $113.6 million remaining. In the 2024 second quarter, we repurchased 764,742 shares of our common stock at a total cost of $50.0 million, bringing our total repurchases for the six months ended May 31, 2024 to 1,591,405 shares of common stock at a total cost of $100.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2024, there was $950.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three-month and six-month periods ended May 31, 2024 and 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

In the 2024 second quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share and declared, and we paid, a quarterly cash dividend at the new higher rate. In the 2023 second quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2024 and 2023 totaled $.45 per share and $.30 per share, respectively.
19.Stock-Based Compensation
Stock Options. At May 31, 2024 and November 30, 2023, we had 493,641 and 1,109,567 stock options outstanding with a weighted average exercise price of $16.05 and $15.50, respectively. We have not granted any stock option awards since 2016. During the six months ended May 31, 2024, a total of 615,926 stock options with a weighted average exercise price of $15.05 were exercised. As of May 31, 2024, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.2 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2024 and 2023. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $26.9 million at May 31, 2024. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $9.4 million and $8.8 million for the three months ended May 31, 2024 and 2023, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2024 and 2023, we recognized total compensation expense of $17.3 million and $14.7 million, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2024	2023
Summary of cash and cash equivalents at end of period:
Homebuilding	$643,536	$557,037
Financial services	716	420
Total	$644,252	$557,457
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$208	$1,098
Income taxes paid	96,230	64,824
Supplemental disclosures of non-cash activities:
Inventories acquired through seller financing	5,830	—
Increase (decrease) in consolidated inventories not owned	(1,599)	4,264
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,525	4,896

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Homebuilding	$1,701,512	$1,757,846	(3)%	$3,163,210	$3,136,383	1%
Financial services	8,301	7,470	11	14,369	13,247	8
Total revenues	$1,709,813	$1,765,316	(3)%	$3,177,579	$3,149,630	1%
Pretax income:
Homebuilding	$207,856	$203,518	2%	$370,944	$359,717	3%
Financial services	13,263	11,424	16	24,840	17,425	43
Total pretax income	221,119	214,942	3	395,784	377,142	5
Income tax expense	(52,700)	(50,500)	(4)	(88,700)	(87,200)	(2)
Net income	$168,419	$164,442	2%	$307,084	$289,942	6%
Diluted earnings per share	$2.15	$1.94	11%	$3.91	$3.38	16%
Our 2024 second quarter performance was solid. We generated total revenues of $1.71 billion and year-over-year improvement in net income, diluted earnings per share, net orders and net order value. Additionally, longer-term housing market drivers remained largely positive, including favorable demographic trends, rising household formations, solid employment, the undersupply of new and resale homes, and demand for homes at our price points. At the same time, mortgage interest rates were volatile and generally rose during the period, which created uncertainty for homebuyers and challenged housing affordability. Within this environment, we continued to employ targeted sales strategies during the quarter, as we have to varying degrees since the 2022 second half, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydowns), to support homebuyers, helping to drive order activity and minimize cancellations. Net orders for the 2024 second quarter rose 2% from the year-earlier quarter, reflecting an increased monthly net order pace per community of 5.5, which was one of our highest second-quarter levels in many years and up from 5.2 a year ago, partly offset by a 4% year-over-year decrease in our average community count. We believe sequentially higher traffic levels to our communities over the course of the quarter, a meaningfully lower cancellation rate compared to the prior-year period, the degree of personalization we offer our homebuyers and our improved build times also contributed to this net order result. Net order value for the 2024 second quarter expanded 7% year over year to $2.03 billion due to the increase in net orders and a higher average selling price of those orders, which largely reflected shifts in product and geographic mix.
Homebuilding revenues for the three months ended May 31, 2024 were generated solely from housing revenues. Housing revenues of $1.70 billion were down 3% from the year-earlier quarter due to a 4% decrease in the number of homes delivered to 3,523, partly offset by a slight increase in their average selling price to $483,000. Approximately 50% of our homes delivered in the 2024 second quarter were to first-time homebuyers. Homebuilding operating income for the three months ended May 31, 2024 was $188.2 million, compared to $202.1 million for the year-earlier quarter, and as a percentage of revenues, was 11.1%, compared to 11.5%. Our homebuilding operating income margin for the 2024 second quarter mainly reflected an increase in selling, general and administrative expenses as a percentage of housing revenues due to higher costs associated with a planned increase in our community count during the year as we position our operations for growth. Our housing gross profit margin of 21.1% for the 2024 second quarter was even with the year-earlier quarter. Our total pretax income for the 2024 second quarter rose 3% compared to the prior year period to $221.1 million, and included a $12.5 million gain associated with the sale of a privately held technology company in which we held an ownership interest. Net income and diluted earnings per share for the three months ended May 31, 2024 increased 2% and 11%, respectively, year over year. Our improved diluted earnings per share for the 2024 second quarter reflected the higher net income and the favorable impact of our common stock repurchases over the past several quarters.
During the 2024 first half, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. The significant supply chain disruptions we experienced in recent years have largely subsided, and together with our ongoing initiative to simplify our product offerings, we have continued to improve our construction cycle times compared to last year. Among other benefits, faster construction times make our Built to Order® homes more appealing to customers, increase our inventory turns and expand the population of homes available for delivery. Reflecting our improved build times and lower cancellation rate in the current period, our homes delivered as a percentage of backlog at the beginning of the quarter increased to 61% for the 2024 second quarter, from 52% for the year-earlier quarter.
We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through evolving market conditions for the remainder of 2024 and pursue our priorities of investing in land and land development to support future growth and returning capital to our stockholders. In the 2024 first half, we increased our investments in land and land development to $1.26 billion, up 64% from the year-earlier period. We also repurchased 1,591,405 shares of our common stock during the six months ended May 31, 2024 at a total cost of $100.0 million, and raised our quarterly cash dividend on our common stock by $.05 per share, or 25%, to $.25 per share. With our strong operating cash flow, we ended the 2024 second quarter with total liquidity of $1.73 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. We had no cash borrowings outstanding under the Credit Facility at May 31, 2024.
Although our ending backlog value at May 31, 2024 decreased 10% year over year to approximately $3.12 billion, we believe we are well-positioned to achieve solid results for the 2024 third quarter and full year, as described below under “Outlook.” On a sequential basis, our ending backlog value increased 12% from the 2024 first quarter.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues:
Housing	$1,701,512	$1,757,846	$3,159,638	$3,136,383
Land	—	—	3,572	—
Total	1,701,512	1,757,846	3,163,210	3,136,383
Costs and expenses:
Construction and land costs
Housing	(1,342,102)	(1,386,558)	(2,486,529)	(2,469,379)
Land	—	—	(2,101)	—
Total	(1,342,102)	(1,386,558)	(2,488,630)	(2,469,379)
Selling, general and administrative expenses	(171,227)	(169,186)	(328,721)	(308,413)
Total	(1,513,329)	(1,555,744)	(2,817,351)	(2,777,792)
Operating income	188,183	202,102	345,859	358,591
Interest income and other	19,449	1,729	25,306	2,196
Equity in income (loss) of unconsolidated joint ventures	224	(313)	(221)	(1,070)
Homebuilding pretax income	$207,856	$203,518	$370,944	$359,717

Homes delivered	3,523	3,666	6,560	6,454
Average selling price	$483,000	$479,500	$481,700	$486,000
Housing gross profit margin as a percentage of housing revenues	21.1%	21.1%	21.3%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	21.2%	21.4%	21.4%	21.6%
Selling, general and administrative expenses as a percentage of housing revenues	10.1%	9.6%	10.4%	9.8%
Operating income as a percentage of revenues	11.1%	11.5%	10.9%	11.4%

Revenues. Homebuilding revenues for the three months ended May 31, 2024 and 2023 were generated solely from housing operations. Housing revenues for the 2024 second quarter were down 3% from the year-earlier quarter, reflecting a 4% decrease in the number of homes delivered, partly offset by a slight increase in their overall average selling price. The year-over-year decline in the number of homes delivered reflected decreases of 8%, 21% and 6% in our Southwest, Central and Southeast homebuilding reporting segments, respectively, partly offset by a 30% increase in our West Coast segment. The higher overall average selling price primarily reflected the combined effect of product and geographic mix factors and a year-over-year decrease in homebuyer concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies.
For the six months ended May 31, 2024, homebuilding revenues were generated from housing operations and land sales. In the year-earlier period, homebuilding revenues were generated solely from housing operations. Housing revenues for the six months ended May 31, 2024 rose slightly from the corresponding 2023 period due to a 2% increase in the number of homes delivered, partially offset by a slight decrease in their average selling price.
Land sale revenues for the six months ended May 31, 2024 totaled $3.6 million. There were no land sales in the three months ended May 31, 2024 or the three-month and six-month periods ended May 31, 2023. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended May 31, 2024 decreased 7% year over year, reflecting lower housing gross profits and higher selling, general and administrative expenses. Operating income for the 2024 second quarter included inventory-related charges of $1.2 million, compared to $4.3 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended May 31, 2024 was 11.1%, compared to 11.5% for the corresponding 2023 period due to higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 11.1% for the 2024 second quarter, compared to 11.7% for the year-earlier quarter.
For the six months ended May 31, 2024, our operating income decreased 4% from the year-earlier period due to higher selling, general and administrative expenses, partly offset by higher housing gross profits and land sale profits. Operating income for the six months ended May 31, 2024 included inventory-related charges of $2.5 million, compared to $9.6 million of such charges in the corresponding 2023 period. As a percentage of revenues, our operating income for the six months ended May 31, 2024 decreased 50 basis points year over year to 10.9%, reflecting higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges, our operating income as a percentage of revenues declined 70 basis points to 11.0% for the six months ended May 31, 2024 from 11.7% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $359.4 million for the three months ended May 31, 2024 were down 3% from $371.3 million for the year-earlier period due to lower housing revenues, as our housing gross profit margin of 21.1% for the 2024 second quarter remained even with the 2023 second quarter. The housing gross profit margin primarily reflected higher relative construction and land costs, and product and geographic mix shifts of homes delivered, offset by decreases in inventory-related charges and homebuyer concessions. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% and 1.8% for the three months ended May 31, 2024 and 2023, respectively. Excluding the inventory-related charges associated with housing operations of $1.2 million in the current quarter and $4.3 million in the year-earlier quarter, our adjusted housing gross profit margin of 21.2% for the 2024 second quarter decreased 20 basis points year over year.
For the six months ended May 31, 2024, our housing gross profits of $673.1 million increased from $667.0 million for the year-earlier period due to higher housing revenues, as our housing gross profit margin for the six months ended May 31, 2024 remained flat at 21.3%. The housing gross profit margin primarily reflected the same factors described above for the three months ended May 31, 2024. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.8% for the six months ended May 31, 2024, compared to 1.9% for the corresponding 2023 period. Excluding the inventory-related charges associated with housing operations of $2.5 million in the current period and $9.6 million in the year-earlier period, our adjusted housing gross profit margin of 21.4% for the six months ended May 31, 2024 decreased 20 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sale profits totaled $1.5 million for the six months ended May 31, 2024. There was no land sale activity in the three months ended May 31, 2024 or the three-month and six-month periods ended May 31, 2023.

•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	% of Housing Revenues	2023	% of Housing Revenues	2024	% of Housing Revenues	2023	% of Housing Revenues
Marketing expenses	$39,884	2.3%	$37,788	2.1%	$76,244	2.4%	$70,926	2.2%
Commission expenses (a)	60,380	3.6	62,906	3.6	112,210	3.6	109,393	3.5
General and administrative expenses	70,963	4.2	68,492	3.9	140,267	4.4	128,094	4.1
Total	$171,227	10.1%	$169,186	9.6%	$328,721	10.4%	$308,413	9.8%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended May 31, 2024 increased 1% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2024 second quarter increased 50 basis points, mainly reflecting higher costs including marketing and other expenses associated with a planned increase in our community count during the year as we position our operations for growth. We also invested in personnel and other resources in alignment with the expected larger scale of our business.
For the six months ended May 31, 2024, selling, general and administrative expenses increased 7% year over year. As a percentage of housing revenues, selling, general and administrative expenses for the six months ended May 31, 2024 increased 60 basis points, primarily due to the reasons described above with respect to the three months ended May 31, 2024.
Interest Income/Expense and Other. Interest income and other for the three months and six months ended May 31, 2024 was comprised of interest income and a $12.5 million gain associated with the sale of a privately held technology company in which we held an ownership interest. Further information regarding this gain is provided in Note 10 – Other Assets in the Notes to Consolidated Financial Statements in this report. For the three months and six months ended May 31, 2023, interest income and other was comprised solely of interest income.
Interest income, which is generated from short-term investments, increased to $6.9 million for the three months ended May 31, 2024, compared to $1.7 million for the year-earlier quarter. For the six months ended May 31, 2024, interest income increased to $12.8 million, compared to $2.2 million for the corresponding period of 2023. The year-over-year increases for the three-month and six-month periods ended May 31, 2024 reflected our higher average balance of cash equivalents and a higher interest rate in the 2024 periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2024 and 2023 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income (loss) of unconsolidated joint ventures was nominal for the three months ended May 31, 2024 and 2023. For the six months ended May 31, 2024, our equity in loss of unconsolidated joint ventures was nominal, compared to $1.1 million for the year-earlier period. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Net orders	3,997	3,936	7,320	6,078
Net order value (a)	$2,031,903	$1,899,649	$3,614,094	$2,901,517
Cancellation rate (b)	13%	22%	13%	28%
Ending backlog — homes	6,270	7,286	6,270	7,286
Ending backlog — value	$3,122,135	$3,456,693	$3,122,135	$3,456,693
Ending community count	247	249	247	249
Average community count	243	253	242	250
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
Net Orders. Net orders for the 2024 second quarter increased 2% from the year-earlier quarter. The pace of monthly net orders per community increased to 5.5 in the 2024 second quarter, one of our highest second-quarter levels in many years, compared to 5.2 in the corresponding 2023 quarter. The value of our net orders expanded 7% year over year as a result of the higher net orders and a 5% increase in the average selling price for those homes to $508,400, primarily reflecting a shift in product and geographic mix. In the 2024 second quarter, the year-over-year growth in our overall net order value reflected increases of 4%, 5% and 33% in our West Coast, Southwest and Central homebuilding reporting segments, respectively, partly offset by a decrease of 12% in our Southeast segment.
Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2024 improved from the year-earlier period, reflecting stronger housing market demand in the current period. On a sequential basis, the cancellation rate for the 2024 second quarter improved slightly from 14% in the 2024 first quarter.
Backlog. The number of homes in our backlog and our backlog value at May 31, 2024 decreased 14% and 10%, respectively, from May 31, 2023. The year-over-year decreases narrowed for the fourth consecutive quarter. The decline in our overall backlog value at May 31, 2024, compared to May 31, 2023, reflected decreases in three of our homebuilding reporting segments, ranging from 6% in our Southwest segment to 31% in our Central segment, partly offset by a 7% increase in our West Coast segment. On a sequential basis, the number of homes in our 2024 second quarter ending backlog and corresponding ending backlog value increased 8% and 12%, respectively, from the previous quarter. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the three months ended May 31, 2024 decreased 4% from the year-earlier period. Our ending community count for the 2024 second quarter was essentially flat with the year-earlier quarter. On a sequential basis, our 2024 second quarter ending community count expanded 4%. To help drive future community count growth, we increased our investments in land and land development on a year-over-year basis in the 2024 first half, and expect to increase our investments on a year-over-year basis in the remaining 2024 quarters, as discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2024	2023	2024	2023	2024	2023
West Coast	1,043	802	1,226	1,299	11%	12%
Southwest	712	778	785	789	9	16
Central	1,028	1,302	1,300	1,042	12	33
Southeast	740	784	686	806	19	24
Total	3,523	3,666	3,997	3,936	13%	22%

	Net Order Value			Average Community Count
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	$902,483	$870,149	4%	77	78	(1)%
Southwest	362,788	345,340	5	44	44	—
Central	485,824	365,213	33	78	83	(6)
Southeast	280,808	318,947	(12)	44	48	(8)
Total	$2,031,903	$1,899,649	7%	243	253	(4)%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2024	2023	2024	2023	2024	2023
West Coast	1,871	1,588	2,176	2,156	12%	16%
Southwest	1,429	1,314	1,483	1,259	10	20
Central	1,898	2,237	2,317	1,453	13	43
Southeast	1,362	1,315	1,344	1,210	20	29
Total	6,560	6,454	7,320	6,078	13%	28%

	Net Order Value			Average Community Count
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	$1,535,883	$1,405,688	9%	75	79	(5)%
Southwest	677,651	522,732	30	44	44	—
Central	849,747	504,681	68	78	81	(4)
Southeast	550,813	468,416	18	45	46	(2)
Total	$3,614,094	$2,901,517	25%	242	250	(3)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	1,850	1,855	—%	$1,304,955	$1,224,334	7%
Southwest	1,433	1,637	(12)	652,578	695,613	(6)
Central	1,686	2,205	(24)	615,228	889,379	(31)
Southeast	1,301	1,589	(18)	549,374	647,367	(15)
Total	6,270	7,286	(14)%	$3,122,135	$3,456,693	(10)%

The composition of our homes delivered, net orders and backlog shifts with the product and geographic mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, changing as new communities open and existing communities wind down or sell out in the ordinary course. In addition, with our Built to Order business model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, product premiums and the design studio options and upgrades buyers select in the community. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $38.6 million and $38.3 million in the three months ended May 31, 2024 and 2023, respectively. For the six months ended May 31, 2024, Corporate and other had an operating loss of $73.7 million, compared to an operating loss of $68.5 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three-month and six-month periods ended May 31, 2024 and 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$698,417	$564,350	24%		$1,256,719	$1,104,369	14%
Construction and land costs	(564,420)	(465,158)	(21)		(1,011,853)	(906,344)	(12)
Selling, general and administrative expenses	(47,108)	(43,584)	(8)		(91,846)	(82,197)	(12)
Operating income	$86,889	$55,608	56%		$153,020	$115,828	32%

Homes delivered	1,043	802	30%		1,871	1,588	18%
Average selling price	$669,600	$703,700	(5)%		$671,500	$695,400	(3)%
Operating income as a percentage of revenues	12.4%	9.9%	250	bps	12.2%	10.5%	170	bps
In the three months ended May 31, 2024 and the three-month and six-month periods ended of May 31, 2023, revenues were generated solely from housing operations. In the six months ended May 31, 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. Housing revenues for the three months ended May 31, 2024 grew 24% from the year-earlier period to $698.4 million due to an increase in the number of homes delivered, partially offset by a decrease in their average selling price. For the six months ended May 31, 2024, housing revenues increased 14% year over year to $1.26 billion due to an increase in the number of homes delivered, partly offset by a decrease in their average selling price. Operating income for the three months ended May 31, 2024 was up year over year, reflecting higher housing gross profits, partly offset by increased selling, general and administrative expenses. Operating income as a percentage of revenues for the 2024 second quarter increased from the year-earlier quarter, primarily due to a 160 basis-point increase in the housing gross profit margin to 19.2% and a 90 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.7%. For the six months ended May 31, 2024, operating income as a percentage of revenues increased from the corresponding 2023 period, reflecting a 160 basis-point expansion in the housing gross profit margin to 19.5% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.3%.
The year-over-year expansion in the housing gross profit margin for the three-month and six-month periods ended May 31, 2024 mainly reflected lower relative construction and land costs, a decrease in inventory-related charges and increased operating leverage from higher housing revenues. For the three months ended May 31, 2024, inventory-related charges associated with housing operations were $.6 million, compared to $3.1 million for the year-earlier period. For the six months ended May 31, 2024, inventory-related charges associated with housing operations were $1.9 million, compared to $3.9 million for the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three-month and six-month periods ended May 31, 2024 reflected a decrease in sales commissions and improved operating leverage from higher housing revenues, partly offset by higher costs including marketing and other expenses associated with a planned increase in our community count in this segment during the year.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$318,665	$335,828	(5)%		$641,790	$575,415	12%
Construction and land costs	(241,005)	(256,035)	6		(485,496)	(433,038)	(12)
Selling, general and administrative expenses	(22,851)	(22,728)	(1)		(45,721)	(41,194)	(11)
Operating income	$54,809	$57,065	(4)%		$110,573	$101,183	9%

Homes delivered	712	778	(8)%		1,429	1,314	9%
Average selling price	$447,600	$431,700	4%		$449,100	$437,900	3%
Operating income as a percentage of revenues	17.2%	17.0%	20	bps	17.2%	17.6%	(40)	bps
The year-over-year decrease in this segment’s revenues for the three months ended May 31, 2024 reflected a decline in the number of homes delivered, partly offset by an increase in their average selling price. For the six months ended May 31, 2024, housing revenues grew as a result of increases in both the number of homes delivered and their average selling price. Operating income for the three months ended May 31, 2024 decreased from the corresponding year-earlier period, mainly due to lower housing gross profits. As a percentage of revenues, this segment’s operating income for the 2024 second quarter improved from the year-earlier quarter, reflecting a 60 basis-point increase in the housing gross profit margin to 24.4%, partly offset by a 40 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.2%. For the six months ended May 31, 2024, operating income grew from the corresponding year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. Operating income as a percentage of revenues for the six months ended May 31, 2024 declined from the corresponding 2023 period, reflecting a 30 basis-point decrease in the housing gross profit margin to 24.4% and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.1%.
The year-over-year increase in the housing gross profit margin for the three months ended May 31, 2024 was mainly due to lower construction and land costs. The year-over-year decrease in the housing gross profit margin for the six months ended May 31, 2024 was primarily due to higher construction and land costs and product and geographic mix shifts of homes delivered. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended May 31, 2024 was mainly due to reduced operating leverage from lower housing revenues.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2024	2023	Variance	2024	2023	Variance
Revenues	$375,790	$545,214	(31)%	$696,274	$935,165	(26)%
Construction and land costs	(292,621)	(424,628)	31	(542,461)	(721,914)	25
Selling, general and administrative expenses	(36,606)	(41,604)	12	(68,679)	(75,443)	9
Operating income	$46,563	$78,982	(41)%	$85,134	$137,808	(38)%

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	2023	Variance		2024	2023	Variance
Homes delivered	1,028	1,302	(21)%		1,898	2,237	(15)%
Average selling price	$365,600	$418,800	(13)%		$365,200	$418,000	(13)%
Operating income as a percentage of revenues	12.4%	14.5%	(210)	bps	12.2%	14.7%	(250)	bps
In the three months ended May 31, 2024 and the three-month and six-month periods ended May 31, 2023, this segment’s revenues were generated solely from housing operations. In the six months ended May 31, 2024, this segment’s revenues were comprised of housing revenues and land sale revenues. Housing revenues for the three months ended May 31, 2024 decreased 31% from the year-earlier period. For the six months ended May 31, 2024, housing revenues of $693.1 million were down 26% year over year. The lower housing revenues for the three-month and six-month periods ended May 31, 2024 reflected decreases in both the number of homes delivered and their average selling price. Operating income for the three months ended May 31, 2024 declined from the year-earlier period due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. This segment’s operating income as a percentage of revenues for the 2024 second quarter decreased from the year-earlier period primarily due to a 210 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.7%. The housing gross profit margin was even with the year-earlier quarter at 22.1%. For the six months ended May 31, 2024, operating income was down from the corresponding year-earlier period due to lower housing gross profits, partly offset by lower selling, general and administrative expenses and current-period land sale profits of $1.1 million. Operating income as a percentage of revenues for the six months ended May 31, 2024 decreased from the corresponding 2023 period, reflecting an 80 basis-point decrease in the housing gross profit margin to 22.0% and a 170 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.9%.
The housing gross profit margin for the three months ended May 31, 2024 remained even with the year-earlier period, as decreases in inventory-related charges and amortization of previously capitalized interest were offset by reduced operating leverage from lower housing revenues. Inventory-related charges associated with housing operations were $.3 million for the 2024 second quarter, compared to $1.1 million for the year-earlier period. For the six months ended May 31, 2024, the year-over-year decrease in the housing gross profit margin primarily reflected higher relative construction and land costs, product and geographic mix shifts of homes delivered, and reduced operating leverage from lower housing revenues, partly offset by a decrease in inventory-related charges. For the six months ended May 31, 2024, inventory-related charges associated with housing operations were $.3 million, compared to $2.1 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2024 was primarily due to higher costs including marketing and other expenses associated with a planned increase in our community count in this segment during the year, an increase in sales commissions and reduced operating leverage from lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$308,640	$312,454	(1)%		$568,427	$521,434	9%
Construction and land costs	(242,898)	(238,348)	(2)		(446,689)	(403,404)	(11)
Selling, general and administrative expenses	(27,205)	(25,320)	(7)		(50,936)	(45,719)	(11)
Operating income	$38,537	$48,786	(21)%		$70,802	$72,311	(2)%

Homes delivered	740	784	(6)%		1,362	1,315	4%
Average selling price	$417,100	$398,500	5%		$417,300	$396,500	5%
Operating income as a percentage of revenues	12.5%	15.6%	(310)	bps	12.5%	13.9%	(140)	bps
This segment’s revenues for the three months ended May 31, 2024 were down slightly year over year as a decrease in the number of homes delivered was largely offset by an increase in their average selling price. For the six months ended May 31, 2024, revenues improved from the year-earlier period due to increases in both the number of homes delivered and their average selling price. Operating income for the 2024 second quarter decreased from the year-earlier quarter, reflecting lower housing gross profits and higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2024 second quarter decreased from the year-earlier quarter due to a 240 basis-point decrease in the housing gross profit margin to 21.3% and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.8%. For the six months ended May 31, 2024, operating income was down from the corresponding year-earlier period due to higher selling, general and administrative expenses, partly offset by higher housing gross profits. Operating income as a percentage of revenues for the six months ended May 31, 2024 decreased from the year-earlier period, reflecting a 120 basis-point decline in the housing gross profit margin to 21.4% and a 20 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.0%.
The year-over-year decrease in the housing gross profit margin for the three months ended May 31, 2024 primarily reflected higher construction and land costs and product and geographic mix shifts of homes delivered, partly offset by a decrease in homebuyer concessions. For the six months ended May 31, 2024, the housing gross profit margin decreased year over year mainly due to higher construction and land costs, partly offset by decreases in both homebuyer concessions and inventory-related charges. For the six months ended May 31, 2024, inventory-related charges associated with housing operations were nominal, compared to $3.5 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2024 was primarily due to higher costs including marketing and other expenses associated with a planned increase in our community count in this segment during the year, and an increase in sales commissions.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues	$8,301	$7,470	$14,369	$13,247
Expenses	(1,473)	(1,472)	(3,019)	(2,830)
Equity in income of unconsolidated joint venture	6,435	5,426	13,490	7,008
Pretax income	$13,263	$11,424	$24,840	$17,425

Total originations (a):
Loans	2,482	2,445	4,628	4,261
Principal	$996,167	$966,615	$1,836,733	$1,693,280
Percentage of homebuyers using KBHS	86%	80%	86%	80%
Average FICO score	744	736	744	735

Loans sold (a):
Loans sold to GR Alliance	1,755	2,383	3,994	4,211
Principal	$702,299	$948,471	$1,588,540	$1,689,939
Loans sold to third parties	90	89	127	180
Principal	$35,412	$31,122	$49,565	$63,364
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and six months ended May 31, 2024 rose from the year-earlier period due to an increase in insurance commissions, partly offset by a decrease in title services revenues.
Pretax income. Financial services pretax income for the three months ended May 31, 2024 grew 16% from the year-earlier period, largely due to an increase in the equity in income of our unconsolidated joint venture, KBHS. In the 2024 second quarter, the equity in income of our unconsolidated joint venture increased to $6.4 million, from $5.4 million in the year-earlier quarter, due to an increase in KBHS’ income. The year-over-year increase in KBHS’ income reflected gains of $1.3 million in the fair value of IRLCs in the current quarter, compared to $2.7 million of losses in the fair value of IRLCs in the year-earlier quarter. Also contributing to the year-over-year increase in KBHS’ income was the higher principal amount of loans originated, as 86% of the buyers financing their home purchases used KBHS, up from 80% in the year-earlier quarter.

For the six months ended May 31, 2024, our financial services pretax income increased 43% from the corresponding 2023 period, mostly due to an increase in the equity in income of our unconsolidated joint venture. In the 2024 first half, the equity in income of unconsolidated joint venture rose to $13.5 million, compared to $7.0 million in the year-earlier period, mainly as a result of an increase in KBHS’ income. The year-over-year increase in KBHS’ income was primarily due to gains of $4.2 million in the fair value of IRLCs in the current period, compared to losses of $4.2 million in the year-earlier period, as well as the factors described above for the three months ended May 31, 2024.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Income tax expense	$52,700	$50,500	$88,700	$87,200
Effective tax rate	23.8%	23.5%	22.4%	23.1%
Our effective tax rate for the three months ended May 31, 2024 increased slightly from the year-earlier period, mainly due to a $2.0 million decrease in the Section 45L tax credits we recognized primarily from building energy-efficient homes and a $.7 million decrease in excess tax benefits related to stock-based compensation, partly offset by a $.5 million decrease in nondeductible executive compensation expense. For the six months ended May 31, 2024, our effective tax rate decreased from the year-earlier period, mainly due to a $2.7 million increase in excess tax benefits related to stock-based compensation and a $1.1 million decrease in nondeductible executive compensation expense, partly offset by a $3.6 million decrease in the Section 45L tax credits we recognized primarily from building energy-efficient homes.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Housing revenues	$1,701,512	$1,757,846	$3,159,638	$3,136,383
Housing construction and land costs	(1,342,102)	(1,386,558)	(2,486,529)	(2,469,379)
Housing gross profits	359,410	371,288	673,109	667,004
Add: Inventory-related charges (a)	1,210	4,287	2,508	9,576
Adjusted housing gross profits	$360,620	$375,575	$675,617	$676,580

Housing gross profit margin as a percentage of housing revenues	21.1%	21.1%	21.3%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	21.2%	21.4%	21.4%	21.6%
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
We ended the 2024 second quarter with total liquidity of $1.73 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Based on our financial position as of May 31, 2024, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the six months ended May 31, 2024, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Investments in Land and Land Development. Our investments in land and land development for the six months ended May 31, 2024 increased 64% to $1.26 billion, compared to $763.2 million for the year-earlier period. Land acquisition expenditures, which are included in our investments in land and land development, increased to $491.9 million in the six months ended May 31, 2024, from $130.6 million in the corresponding period of 2023. Approximately 39% of our total investments for the six months ended May 31, 2024 related to land acquisitions, compared to approximately 17% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2024 and 2023, approximately 53% and 55%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
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
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2024		November 30, 2023		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	20,343	$2,660,775	18,220	$2,455,336	2,123	$205,439
Southwest	10,062	824,968	7,017	830,514	3,045	(5,546)
Central	18,604	884,295	17,328	942,168	1,276	(57,873)
Southeast	16,524	965,147	13,411	905,628	3,113	59,519
Total	65,533	$5,335,185	55,976	$5,133,646	9,557	$201,539
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2024 increased 4% from November 30, 2023, reflecting land investments during the six months ended May 31, 2024, partly offset by homes delivered and our abandonment of 3,274 previously controlled lots. The number of lots we owned or controlled as of May 31, 2024 increased 17% from November 30, 2023. The number of lots in inventory as of May 31, 2024 included 14,962 lots under contract where the associated deposits were refundable at our discretion, compared to 6,260 of such lots at November 30, 2023. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 39% at May 31, 2024, compared to 27% at November 30, 2023. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2024, we estimate the remaining purchase price to be paid would be as follows: 2024 – $826.1 million; 2025 – $859.6 million; 2026 – $305.1 million; 2027 – $77.6 million; 2028 – $65.4 million; and thereafter – $.7 million.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2024	November 30, 2023
Cash and cash equivalents	$643,536	$727,076
Credit Facility commitment	1,090,000	1,090,000
Letters of credit outstanding under the Credit Facility	(8,260)	(6,650)
Credit Facility availability	1,081,740	1,083,350
Total liquidity	$1,725,276	$1,810,426
Our cash equivalents at May 31, 2024 and November 30, 2023 were mainly invested in interest-bearing bank deposit accounts and money market funds.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2024	November 30, 2023	Variance
Term Loan	$358,491	$358,156	$335
Senior notes	1,328,806	1,327,934	872
Mortgages and land contracts due to land sellers and other loans	7,899	3,808	4,091
Total	$1,695,196	$1,689,898	$5,298

Our financial leverage, as measured by the ratio of debt to capital, improved 90 basis points to 29.8% at May 31, 2024, compared to 30.7% at November 30, 2023. On a year-over-year basis, our debt to capital ratio improved 110 basis points from 30.9%. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of May 31, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $45.9 million and $12.5 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.31 billion and $1.32 billion of performance bonds outstanding at May 31, 2024 and November 30, 2023, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2024:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.96 billion	$3.95 billion
Leverage Ratio	<	.600	.302
Interest Coverage Ratio (a)	>	1.500	11.246
Minimum liquidity (a)	>	$82.0 million	$643.5 million
Investments in joint ventures and non-guarantor subsidiaries	<	$895.0 million	$368.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.85 billion
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
As of May 31, 2024, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2024, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $7.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $30.3 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of May 31, 2024, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit with a third-party lender and secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2024.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In March 2024, S&P Global Ratings upgraded our corporate credit rating to BB+ from BB and maintained its rating outlook at stable. In May 2024, Moody’s Ratings upgraded our corporate credit rating to Ba1 from Ba2 and changed its rating outlook to stable from positive.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$89,994	$608,730
Investing activities	(28,982)	(30,937)
Financing activities	(144,102)	(350,534)
Net increase (decrease) in cash and cash equivalents	$(83,090)	$227,259
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the six months ended May 31, 2024 mainly reflected net income of $307.1 million, partly offset by a net increase in inventories of $195.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $40.6 million. In the six months ended May 31, 2023, our net cash provided by operating activities primarily reflected a net decrease in inventories of $413.8 million and net income of $289.9 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $132.2 million and a net increase in receivables of $18.5 million.
Investing Activities. In the six months ended May 31, 2024, our uses of cash included $19.8 million for net purchases of property and equipment and $10.9 million for contributions to unconsolidated joint ventures. In the six months ended May 31, 2023, the net cash used for investing activities reflected $18.3 million for net purchases of property and equipment and $17.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures.
Financing Activities. In the six months ended May 31, 2024, our uses of cash included stock repurchases of $100.0 million, dividend payments on our common stock of $35.1 million, tax payments associated with stock-based compensation awards of $16.5 million, and payments on mortgages and land contracts due to land sellers and other loans of $1.7 million. The cash used was partly offset by $9.3 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2023, our uses of cash included stock repurchases of $167.1 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $25.7 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $3.0 million. The cash used was partially offset by $5.0 million of issuances of common stock under employee stock plans.
Dividends. In the 2024 second quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share and declared, and we paid, a quarterly cash dividend on our common stock of $.25 per share. In the 2023 second quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2024 and 2023 totaled $.45 per share and $.30 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock at a total cost of $50.0 million. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had $113.6 million remaining. In the 2024 second quarter, we repurchased 764,742 shares of our common stock at a total cost of $50.0 million, bringing our total repurchases for the six months ended May 31, 2024 to 1,591,405 shares of common stock at a total cost of $100.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2024, there was $950.0 million of remaining availability under this share repurchase authorization.
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
Supplemental Guarantor Financial Information
As of May 31, 2024, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	May 31, 2024	November 30, 2023
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$612,329	$683,323
Inventories	4,767,001	4,599,468
Amounts due from Non-Guarantor Subsidiaries	546,155	534,865
Total assets	6,568,201	6,367,410

Liabilities and Stockholders’ Equity
Notes payable	$1,695,196	$1,689,898
Amounts due to Non-Guarantor Subsidiaries	354,178	338,390
Total liabilities	2,881,102	2,834,555
Stockholders’ equity	3,687,099	3,532,855

Six Months Ended May 31, 2024
Summarized Statement of Operations Data (in thousands)
Revenues	$2,884,810
Construction and land costs	(2,265,274)
Selling, general and administrative expenses	(315,812)
Interest income from Non-Guarantor Subsidiaries	14,500
Pretax income	343,066
Net income	263,966
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We have generated solid results through our 2024 first half. Our performance reflects, among other things, longer-term housing market drivers remaining largely positive, including favorable demographic trends, rising household formations, solid employment, the undersupply of new and resale homes, and demand for homes at our price points, though elevated and volatile mortgage interest rates continued to challenge housing affordability while also creating uncertainty for homebuyers. Despite this volatility, in the 2024 second quarter, buyers demonstrated a strong desire for homeownership. Our 3,997 net orders for the 2024 second quarter were up 2% from the year-earlier quarter and we improved our absorption pace to 5.5 monthly net orders per community, one of our highest second-quarter levels in many years. We believe this performance, as well as our generating a higher mix of net orders for Built to Order homes in the 2024 second quarter than we have in several quarters, reflected an increased appeal of the personalized homes we offer to our buyers as our build times continued to improve to a more normal range.
In the 2024 second half, we plan to continue to focus operationally on maintaining high customer satisfaction levels, achieving additional improvement in our build times, and further simplifying and value engineering our products to lower direct costs. More broadly, our key objectives remain to increase our scale and profitability, as well as generate cash flows, by expanding our lot count through land acquisitions that meet our underwriting standards, opening new communities on time, driving net orders and balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. At the same time, we anticipate the homebuyer concessions we have selectively extended to buyers since the 2022 second half will continue to temper the average selling price of homes delivered. Our use of such concessions in the remaining quarters of 2024 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale.
While we expect our land acquisition activity to increase during the remainder of 2024 as compared to the corresponding 2023 period, our investments in land and land development will depend significantly on market conditions and available opportunities that meet our investment return standards. In addition, our focus is on capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
With our strong balance sheet and liquidity position, we believe we can operate effectively through evolving market conditions in 2024 and continue to prioritize investing in land acquisition and development to support future growth, as well as returning capital to our stockholders. We ended the 2024 second quarter with $950.0 million remaining under our current board of directors share repurchase authorization. This provides us the opportunity to continue to repurchase our common stock in the remainder of 2024, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.

Overall, we believe we are well positioned to achieve our goals over the remainder of 2024 given our commitment to offering homebuyers the ability to meaningfully personalize their home; our well-designed products and attractive price points; backlog value of $3.12 billion at May 31, 2024; and measurable improvement in our build times, subject to the factors and risks described in this report, including uncertainty regarding the near-term direction of mortgage interest rates, inflation, consumer confidence and the economy. Our present outlook for the 2024 third quarter and the 2024 full year as to certain metrics is as follows:
2024 Third Quarter
•We expect to generate housing revenues in the range of $1.65 billion to $1.75 billion, compared to $1.57 billion for the corresponding 2023 period, and anticipate our average selling price to be approximately $482,000, compared to $466,300 in the year-earlier period.
•We expect our homebuilding operating income margin will be in the range of 10.8% to 11.4%, assuming no inventory-related charges, compared to 11.4% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 21.0% to 21.4%, assuming no inventory-related charges, compared to 21.5% for the corresponding 2023 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.9% to 10.3%, compared to 10.2% for the 2023 third quarter.
•We expect our effective tax rate will be approximately 24.0%, compared to 22.9% for the year-earlier quarter.
•We expect our average community count will be up in the low single digits and a mid-to-high single-digit increase in our ending community count, both as compared to the prior-year quarter.
2024 Full Year
•We expect our housing revenues to be in the range of $6.70 billion to $6.90 billion, an increase from $6.37 billion for 2023.
•We expect our average selling price to be in the range of $485,000 to $495,000, compared to $481,300 for 2023.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 11.0% to 11.4%, assuming no inventory-related charges, compared to 11.4% for 2023.
•We expect our housing gross profit margin to be in the range of 21.1% to 21.5%, assuming no inventory-related charges, compared to 21.4% for 2023.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.1%, compared to 9.9% for 2023.
•We expect our effective tax rate to be approximately 23.0%, compared to 23.5% for 2023.
•We expect our ending community count to be in the range of 250 to 255, compared to 242 for 2023.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). For instance, the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation created significant and ongoing headwinds for the housing market, tempering consumer demand for homes and disrupting credit and lending markets. While the Federal Reserve may lower interest rates in 2024, we cannot provide any assurance it will or that any interest rate reduction(s) will positively affect demand or our business, results of operations or consolidated financial statements. In addition, while we experienced improvement with respect to supply chain-related disruptions as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they could persist to a certain degree during 2024. The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2024 first half, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.

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
•our ability to successfully implement our current and planned strategies and initiatives related to our product, geographic and market positioning, gaining share and scale in our served markets, through, among other things, our making substantial investments in land and land development, which, in some cases, involves putting significant capital over several years into large projects in one location, and in entering into new markets;
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
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2024.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the implementation is nearly completed, and the new ERP system has become an increasing component of our business, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. We continue to rely upon a combination of our old and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended May 31, 2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
March 1-31	—	$—	$—	$113,562
April 1-30	540,134	64.80	35,000	965,000
May 1- 31	224,608	66.78	15,000	950,000
Total	764,742	$65.38	$50,000
(a)    On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had $113.6 million of remaining availability. In the 2024 second quarter, we repurchased 764,742 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million. As of May 31, 2024, there was $950.0 million of remaining availability under this share repurchase authorization.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended May 31, 2024.
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

KB HOME Registrant

Dated	July 5, 2024	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 5, 2024	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)