Form 10-Q
period 2024-08-31
KB HOME
filed 2024-10-10
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 73,334,477 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2024. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Total revenues	$1,752,608	$1,587,011	$4,930,187	$4,736,641
Homebuilding:
Revenues	$1,745,979	$1,579,719	$4,909,189	$4,716,102
Construction and land costs	(1,385,563)	(1,240,380)	(3,874,193)	(3,709,759)
Selling, general and administrative expenses	(171,466)	(160,097)	(500,187)	(468,510)
Operating income	188,950	179,242	534,809	537,833
Interest income and other	4,073	5,492	29,379	7,688
Equity in income (loss) of unconsolidated joint ventures	3,453	(112)	3,232	(1,182)
Homebuilding pretax income	196,476	184,622	567,420	544,339
Financial services:
Revenues	6,629	7,292	20,998	20,539
Expenses	(1,608)	(1,530)	(4,627)	(4,360)
Equity in income of unconsolidated joint venture	5,932	4,149	19,422	11,157
Financial services pretax income	10,953	9,911	35,793	27,336
Total pretax income	207,429	194,533	603,213	571,675
Income tax expense	(50,100)	(44,600)	(138,800)	(131,800)
Net income	$157,329	$149,933	$464,413	$439,875
Earnings per share:
Basic	$2.10	$1.86	$6.12	$5.34
Diluted	$2.04	$1.80	$5.94	$5.18
Weighted average shares outstanding:
Basic	74,476	80,175	75,339	81,790
Diluted	76,630	82,732	77,565	84,332
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	August 31, 2024	November 30, 2023
Assets
Homebuilding:
Cash and cash equivalents	$374,911	$727,076
Receivables	373,536	366,862
Inventories	5,648,930	5,133,646
Investments in unconsolidated joint ventures	62,984	59,128
Property and equipment, net	89,290	88,309
Deferred tax assets, net	113,775	119,475
Other assets	113,675	96,987
	6,777,101	6,591,483
Financial services	62,779	56,879
Total assets	$6,839,880	$6,648,362

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$401,768	$388,452
Accrued expenses and other liabilities	757,928	758,227
Notes payable	1,691,060	1,689,898
	2,850,756	2,836,577
Financial services	2,030	1,645
Stockholders’ equity:
Common stock — 101,891,905 and 101,275,979 shares issued at August 31, 2024 and November 30, 2023, respectively	101,892	101,276
Paid-in capital	856,603	845,693
Retained earnings	4,087,800	3,676,924
Accumulated other comprehensive loss	(3,671)	(3,671)
Grantor stock ownership trust, at cost: 6,705,247 shares at August 31, 2024 and November 30, 2023	(72,718)	(72,718)
Treasury stock, at cost: 21,852,181 and 18,703,704 at August 31, 2024 and November 30, 2023, respectively	(982,812)	(737,364)
Total stockholders’ equity	3,987,094	3,810,140
Total liabilities and stockholders’ equity	$6,839,880	$6,648,362
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended August 31, 2024 and 2023
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704
Net income	—	—	—	—	—	157,329	—	—	—	157,329
Dividends on common stock	—	—	—	—	—	(18,407)	—	—	—	(18,407)
Stock-based compensation	—	—	—	—	7,968	—	—	—	—	7,968
Stock repurchases, including excise tax	—	—	(1,869)	—	—	—	—	—	(151,500)	(151,500)
Balance at August 31, 2024	101,892	(6,705)	(21,852)	$101,892	$856,603	$4,087,800	$(3,671)	$(72,718)	$(982,812)	$3,987,094

Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482
Net income	—	—	—	—	—	149,933	—	—	—	149,933
Dividends on common stock	—	—	—	—	—	(15,928)	—	—	—	(15,928)
Employee stock options/other	240	—	—	240	3,358	—	—	—	—	3,598
Stock-based compensation	—	—	—	—	9,248	—	—	—	—	9,248
Stock repurchases, including excise tax	—	—	(1,531)	—	—	—	—	—	(83,205)	(83,205)
Balance at August 31, 2023	101,259	(6,705)	(15,235)	$101,259	$843,371	$3,541,818	$(5,575)	$(72,718)	$(578,027)	$3,830,128

	Nine Months Ended August 31, 2024 and 2023
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	464,413	—	—	—	464,413
Dividends on common stock	—	—	—	—	—	(53,537)	—	—	—	(53,537)
Employee stock options/other	616	—	—	616	8,656	—	—	—	—	9,272
Stock awards	—	—	571	—	(22,998)	—	—	—	22,998	—
Stock-based compensation	—	—	—	—	25,252	—	—	—	—	25,252
Stock repurchases, including excise tax	—	—	(3,461)	—	—	—	—	—	(251,941)	(251,941)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at August 31, 2024	101,892	(6,705)	(21,852)	$101,892	$856,603	$4,087,800	$(3,671)	$(72,718)	$(982,812)	$3,987,094

Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	439,875	—	—	—	439,875
Dividends on common stock	—	—	—	—	—	(41,635)	—	—	—	(41,635)
Employee stock options/other	548	—	—	548	8,060	—	—	—	—	8,608
Stock awards	—	—	717	—	(24,883)	—	—	—	24,883	—
Stock-based compensation	—	—	—	—	23,934	—	—	—	—	23,934
Stock repurchases, including excise tax	—	—	(5,659)	—	—	—	—	—	(251,701)	(251,701)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at August 31, 2023	101,259	(6,705)	(15,235)	$101,259	$843,371	$3,541,818	$(5,575)	$(72,718)	$(578,027)	$3,830,128

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2024	2023
Cash flows from operating activities:
Net income	$464,413	$439,875
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(22,654)	(9,975)
Distributions of earnings from unconsolidated joint ventures	21,275	12,172
Amortization of debt issuance costs and premiums	2,602	2,525
Depreciation and amortization	28,259	26,986
Deferred income taxes	5,700	14,900
Gain on sale of investment	(12,516)	—
Stock-based compensation	25,252	23,934
Inventory impairments and land option contract abandonments	3,685	10,207
Changes in assets and liabilities:
Receivables	6,205	(1,581)
Inventories	(504,436)	355,280
Accounts payable, accrued expenses and other liabilities	(14,405)	(100,486)
Other, net	(3,299)	(1,314)
Net cash provided by operating activities	81	772,523
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(12,611)	(23,461)
Return of investments in unconsolidated joint ventures	1,992	5,100
Proceeds from sale of investment	1,709	—
Purchases of property and equipment, net	(29,228)	(26,412)
Net cash used in investing activities	(38,138)	(44,773)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	170,000
Repayments under revolving credit facility	—	(320,000)
Payments on mortgages and land contracts due to land sellers and other loans	(2,822)	(3,188)
Issuance of common stock under employee stock plans	9,272	8,608
Stock repurchases	(250,000)	(249,588)
Tax payments associated with stock-based compensation awards	(16,505)	(9,748)
Payments of cash dividends	(53,537)	(41,635)
Net cash used in financing activities	(313,592)	(445,551)
Net increase (decrease) in cash and cash equivalents	(351,649)	282,199
Cash and cash equivalents at beginning of period	727,342	330,198
Cash and cash equivalents at end of period	$375,693	$612,397
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2023, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2023 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and nine months ended August 31, 2024 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $218.9 million at August 31, 2024 and $508.2 million at November 30, 2023. At August 31, 2024 and November 30, 2023, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $157.3 million for the three months ended August 31, 2024 and $149.9 million for the three months ended August 31, 2023. For the nine months ended August 31, 2024 and 2023, our comprehensive income was $464.4 million and $439.9 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2024 and 2023 was equal to our net income for the respective periods.
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

2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2024, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues:
West Coast	$760,617	$506,802	$2,017,336	$1,611,171
Southwest	312,812	306,284	954,602	881,699
Central	372,862	506,640	1,069,136	1,441,805
Southeast	299,688	259,993	868,115	781,427
Total	$1,745,979	$1,579,719	$4,909,189	$4,716,102

Pretax income (loss):
West Coast	$99,222	$55,034	$252,099	$169,683
Southwest	54,826	46,193	165,302	147,341
Central	43,304	75,421	128,446	213,239
Southeast	33,003	38,495	103,827	110,951
Corporate and other	(33,879)	(30,521)	(82,254)	(96,875)
Total	$196,476	$184,622	$567,420	$544,339

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Inventory impairment and land option contract abandonment charges:
West Coast	$496	$400	$2,441	$4,348
Southwest	—	—	116	—
Central	469	231	725	2,310
Southeast	212	—	403	3,549
Total	$1,177	$631	$3,685	$10,207

	August 31, 2024	November 30, 2023
Assets:
West Coast	$3,117,670	$2,638,455
Southwest	962,585	908,578
Central	1,068,714	1,158,949
Southeast	1,041,912	939,997
Corporate and other	586,220	945,504
Total	$6,777,101	$6,591,483
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues
Insurance commissions	$3,691	$4,153	$12,685	$11,537
Title services	2,938	3,139	8,313	9,002
Total	6,629	7,292	20,998	20,539
Expenses
General and administrative	(1,608)	(1,530)	(4,627)	(4,360)
Operating income	5,021	5,762	16,371	16,179
Equity in income of unconsolidated joint venture	5,932	4,149	19,422	11,157
Pretax income	$10,953	$9,911	$35,793	$27,336

	August 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$782	$266
Receivables	3,655	2,783
Investment in unconsolidated joint venture	19,743	19,354
Other assets (a)	38,599	34,476
Total assets	$62,779	$56,879

	August 31, 2024	November 30, 2023
Liabilities
Accounts payable and accrued expenses	$2,030	$1,645
Total liabilities	$2,030	$1,645
(a)Other assets at August 31, 2024 and November 30, 2023 included $38.5 million and $34.4 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Numerator:
Net income	$157,329	$149,933	$464,413	$439,875
Less: Distributed earnings allocated to participating securities	(143)	(120)	(406)	(295)
Less: Undistributed earnings allocated to participating securities	(1,062)	(998)	(3,137)	(2,851)
Numerator for basic earnings per share	156,124	148,815	460,870	436,729
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	1,062	998	3,137	2,851
Less: Undistributed earnings reallocated to participating securities	(1,032)	(967)	(3,047)	(2,766)
Numerator for diluted earnings per share	$156,154	$148,846	$460,960	$436,814

Denominator:
Weighted average shares outstanding — basic	74,476	80,175	75,339	81,790
Effect of dilutive securities:
Share-based payments	2,154	2,557	2,226	2,542
Weighted average shares outstanding — diluted	76,630	82,732	77,565	84,332
Basic earnings per share	$2.10	$1.86	$6.12	$5.34
Diluted earnings per share	$2.04	$1.80	$5.94	$5.18
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities during the three-month and nine-month periods ended August 31, 2024 and 2023.
For the three-month and nine-month periods ended August 31, 2024 and 2023, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Due from utility companies, improvement districts and municipalities	$184,855	$197,102
Recoveries related to self-insurance and other legal claims	120,820	107,065
Refundable deposits and bonds	12,089	13,292
Income taxes receivable	10,626	—
Other	49,502	53,615
Subtotal	377,892	371,074
Allowance for doubtful accounts	(4,356)	(4,212)
Total	$373,536	$366,862
6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Homes completed or under construction	$2,316,960	$2,106,149
Land under development	3,331,970	3,027,497
Total	$5,648,930	$5,133,646
Land under development at August 31, 2024 and November 30, 2023 included land held for future development of $10.5 million and $17.0 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Capitalized interest at beginning of period	$131,765	$141,225	$134,375	$145,494
Interest incurred	26,583	26,810	79,665	80,609
Interest amortized to construction and land costs (a)	(28,180)	(29,305)	(83,872)	(87,373)
Capitalized interest at end of period	$130,168	$138,730	$130,168	$138,730
(a)Interest amortized to construction and land costs for the nine-month period ended August 31, 2024 and the three-month and nine-month periods ended August 31, 2023 included $.2 million related to land sales. There was no interest amortized to construction and land costs related to land sales for the three-month period ended August 31, 2024.
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
We evaluated six active communities or land parcels for recoverability as of August 31, 2024 with a carrying value of $121.0 million. As of November 30, 2023, we evaluated five active communities or land parcels for recoverability with a carrying value of $89.3 million. In addition, we evaluated land held for future development for recoverability as of both August 31, 2024 and November 30, 2023. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month and nine-month periods ended August 31, 2024 and 2023.
As of August 31, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $48.4 million, representing five communities and various other land parcels. As of November 30, 2023, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $73.9 million, representing five communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.2 million and $3.7 million for the three-month and nine-month periods ended August 31, 2024, respectively. For the three-month and nine-month periods ended August 31, 2023, we recognized land option contract abandonment charges of $.6 million and $10.2 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2024 and November 30, 2023 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2024 and November 30, 2023 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2024 and November 30, 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2024		November 30, 2023
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$49,649	$1,397,800	$21,554	$727,620
Other land option contracts and other similar contracts	27,809	724,273	23,464	540,912
Total	$77,458	$2,122,073	$45,018	$1,268,532
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $26.0 million at August 31, 2024 and $18.5 million at November 30, 2023. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $26.1 million at August 31, 2024 and $21.5 million at November 30, 2023.
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
We had investments in six homebuilding unconsolidated joint ventures as of August 31, 2024 and November 30, 2023. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues	$32,241	$—	$37,539	$1,171
Construction and land costs	(23,580)	—	(27,404)	(686)
Other expense, net	(1,694)	(193)	(3,541)	(2,603)
Income (loss)	$6,967	$(193)	$6,594	$(2,118)

The combined revenues and construction and land costs for the three-month and nine-month periods ended August 31, 2024 primarily related to homes delivered by an unconsolidated joint venture in California. In the three-month and nine-month periods ended August 31, 2023, our unconsolidated joint ventures did not deliver any homes.

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	August 31, 2024	November 30, 2023
Assets
Cash	$15,860	$16,260
Receivables	2,894	3,437
Inventories	162,392	152,456
Other assets	1,174	679
Total assets	$182,320	$172,832

Liabilities and equity
Accounts payable and other liabilities	$7,444	$9,632
Notes payable (a)	56,361	53,386
Equity	118,515	109,814
Total liabilities and equity	$182,320	$172,832
(a)    As of both August 31, 2024 and November 30, 2023, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. In April 2024, the revolving line of credit was amended, increasing the aggregate commitment to $70.0 million from $62.0 million, with the amount of all advances through October 2024 not to exceed $80.0 million. Principal repayments are made as homes are delivered, which began in May 2024. Pursuant to the amendment, the revolving line of credit will convert to a term loan and the aggregate commitment will be reduced to $55.0 million effective October 31, 2024, and then to $25.0 million by April 30, 2025. Borrowings under the line of credit are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2024 or November 30, 2023.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues	$31,615	$26,000	$93,485	$74,640
Expenses	(19,751)	(17,701)	(54,641)	(52,325)
Income	$11,864	$8,299	$38,844	$22,315
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	August 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$25,517	$29,163
Mortgage loans held for sale	192,267	164,252
Other assets	22,598	18,380
Total assets	$240,382	$211,795

Liabilities and equity
Accounts payable and other liabilities	$15,024	$13,763
Funding facilities	185,872	159,324
Equity	39,486	38,708
Total liabilities and equity	$240,382	$211,795
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $17.6 million at August 31, 2024 and $13.9 million at November 30, 2023. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were a loss of $.4 million for the three months ended August 31, 2024, a gain of $3.8 million for the nine months ended August 31, 2024, and losses of $5.2 million and $9.4 million for the three-month and nine-month periods ended August 31, 2023, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of August 31, 2024. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2024 and 2025. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Cash surrender value of corporate-owned life insurance contracts	$52,442	$53,079
Prepaid expenses	23,731	15,879
Lease right-of-use assets	19,737	24,725
Other	17,765	3,304
Total	$113,675	$96,987
On March 1, 2024, substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, held largely through a limited liability company we established to hold the investment, were sold to a privately held buyer through a merger. Prior to the sale, certain assets of the investee company that were not included in the sale were distributed to a separate privately held entity in which we received the same proportionate equity interest. From the sale, we received cash plus certain preferred and common equity interests in the buyer. The estimated fair value of the private equity interests is included in other assets as of August 31, 2024. In connection with the sale, we recognized a gain of $12.5 million, which is included in interest income and other in our consolidated statements of operations for the nine months ended August 31, 2024. Certain of our executives are eligible to receive a portion of the proceeds from the sale transaction, including any later distributions, pursuant to nominal interests they acquired, including our chairman and chief executive officer who acquired a 3.3% interest, in the relevant limited liability company in 2000 through an incentive program described in the Proxy Statement for our 2001 Annual Meeting of Stockholders.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Self-insurance and other legal liabilities	$294,274	$269,735
Employee compensation and related benefits	157,722	171,408
Warranty liability	93,670	98,000
Customer deposits	56,988	58,910
Inventory-related obligations (a)	46,360	41,525
Lease liabilities	21,718	26,531
Accrued interest payable	17,392	29,391
Real estate and business taxes	16,966	15,169
Federal and state taxes payable	4,842	1,851
Other	47,996	45,707
Total	$757,928	$758,227
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-

term leases with terms of 12 months or less. Our total lease expense for the three months ended August 31, 2024 and 2023 was $5.1 million and $5.7 million, respectively, and included short-term lease costs of $1.9 million and $2.4 million, respectively. For the nine months ended August 31, 2024 and 2023, our total lease expense was $15.4 million and $16.5 million, respectively, and included short-term lease costs of $5.6 million and $6.3 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2024 and 2023 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	August 31, 2024	November 30, 2023
Lease right-of-use assets (a)	$19,771	$24,773
Lease liabilities (a)	21,754	26,581
(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Income tax expense	$50,100	$44,600	$138,800	$131,800
Effective tax rate	24.2%	22.9%	23.0%	23.1%
Our income tax expense and effective tax rate for the three months ended August 31, 2024 included the favorable impact of $3.9 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes, and a $2.4 million year-over-year decrease in state taxes, partly offset by $2.4 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended August 31, 2023 reflected the favorable impact of $6.9 million of Section 45L tax credits and $1.9 million of excess tax benefits related to stock-based compensation, partly offset by $2.6 million of nondeductible executive compensation expense.
For the nine months ended August 31, 2024, our income tax expense and effective tax rate included the favorable impacts of $12.8 million of Section 45L tax credits we recognized primarily from building energy-efficient homes, $6.5 million of excess tax benefits related to stock-based compensation, and a $5.3 million year-over-year decrease in state income taxes, partly offset by $7.9 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the nine months ended August 31, 2023 reflected the favorable impact of $19.4 million of Section 45L tax credits and $5.7 million of excess tax benefits related to stock-based compensation, partly offset by $9.2 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $130.7 million as of August 31, 2024 and $136.4 million at November 30, 2023 were both partly offset by valuation allowances of $16.9 million. The deferred tax asset valuation allowances at August 31, 2024 and November 30, 2023 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of August 31, 2024, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the nine months ended August 31, 2024.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Senior unsecured term loan due August 25, 2026	$358,659	$358,156
6.875% Senior notes due June 15, 2027	298,432	298,062
4.80% Senior notes due November 15, 2029	297,840	297,572
7.25% Senior notes due July 15, 2030	346,453	346,101
4.00% Senior notes due June 15, 2031	386,527	386,199
Mortgages and land contracts due to land sellers and other loans	3,149	3,808
Total	$1,691,060	$1,689,898
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $12.1 million at August 31, 2024 and $13.9 million at November 30, 2023.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2024, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $241.7 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of August 31, 2024, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of August 31, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $70.6 million and $12.5 million, respectively.

Senior Notes. All the senior notes outstanding at August 31, 2024 and November 30, 2023 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2024, we were in compliance with all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2024, inventories having a carrying value of $11.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of August 31, 2024, principal payments on our notes payable are due during each year ending November 30 as follows: 2024 – $0; 2025 – $.5 million; 2026 – $360.6 million; 2027 – $300.8 million; 2028 – $.8 million and thereafter – $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Our inventories are generally Level 3 assets. We had no inventories with carrying values that were adjusted to fair value during the nine months ended August 31, 2024 or the year ended November 30, 2023. See Note 7 – Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2024		November 30, 2023
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,329,252	$1,321,538	$1,327,934	$1,260,725
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Balance at beginning of period	$94,803	$99,142	$98,000	$101,890
Warranties issued	9,731	9,354	27,596	27,997
Payments	(10,864)	(12,781)	(31,926)	(34,172)
Balance at end of period	$93,670	$95,715	$93,670	$95,715
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $23.1 million and $31.1 million are included in receivables in our consolidated balance sheets at August 31, 2024 and November 30, 2023, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Balance at beginning of period	$173,029	$172,223	$179,832	$175,977
Self-insurance provided	5,604	4,794	14,867	12,612
Payments	(3,206)	(4,277)	(14,686)	(13,411)
Adjustments (a)	(3,410)	1,259	(7,996)	(1,179)
Balance at end of period	$172,017	$173,999	$172,017	$173,999
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of August 31, 2024, we had approximately 452 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2024, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2024, we had $1.31 billion of performance bonds and $78.9 million of letters of credit outstanding. At November 30, 2023, we had $1.32 billion of performance bonds and $19.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2024, we had total cash deposits of $77.5 million to purchase land having an aggregate purchase price of $2.12 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2024, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
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
On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock at a total cost of $50.0 million. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had $113.6 million remaining. In the 2024 second quarter, we repurchased 764,742 shares of our common stock at a total cost of $50.0 million. In the 2024 third quarter, we repurchased 1,869,292 shares of our common stock at a total cost of $150.0 million, bringing our total repurchases for the nine months ended August 31, 2024 to 3,460,697 shares of common stock at a total cost of $250.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2024, there was $800.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three-month and nine-month periods ended August 31, 2024 and 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2024 second quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share. In the 2024 third quarter, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. In the 2023 third quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share. Quarterly dividends declared and paid during the nine-month periods ended August 31, 2024 and 2023 totaled $.70 per share and $.50 per share, respectively.
19.Stock-Based Compensation
Stock Options. At August 31, 2024 and November 30, 2023, we had 493,641 and 1,109,567 stock options outstanding with a weighted average exercise price of $16.05 and $15.50, respectively. We have not granted any stock option awards since 2016. During the nine months ended August 31, 2024, a total of 615,926 stock options with a weighted average exercise price of $15.05 were exercised. As of August 31, 2024, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.0 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and nine-month periods ended August 31, 2024 and 2023. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $33.4 million at August 31, 2024. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $8.0 million and $9.2 million for the three months ended August 31, 2024 and 2023, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2024 and 2023, we recognized total compensation expense of $25.3 million and $23.9 million, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2024	2023
Summary of cash and cash equivalents at end of period:
Homebuilding	$374,911	$612,076
Financial services	782	321
Total	$375,693	$612,397
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$11,999	$12,366
Income taxes paid	145,915	104,799
Supplemental disclosures of non-cash activities:
Inventories acquired through seller financing	3,149	2,891
Increase (decrease) in consolidated inventories not owned	4,616	(2,129)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	7,753	7,569

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Homebuilding	$1,745,979	$1,579,719	11%	$4,909,189	$4,716,102	4%
Financial services	6,629	7,292	(9)	20,998	20,539	2
Total revenues	$1,752,608	$1,587,011	10%	$4,930,187	$4,736,641	4%
Pretax income:
Homebuilding	$196,476	$184,622	6%	$567,420	$544,339	4%
Financial services	10,953	9,911	11	35,793	27,336	31
Total pretax income	207,429	194,533	7	603,213	571,675	6
Income tax expense	(50,100)	(44,600)	(12)	(138,800)	(131,800)	(5)
Net income	$157,329	$149,933	5%	$464,413	$439,875	6%
Diluted earnings per share	$2.04	$1.80	13%	$5.94	$5.18	15%
In the 2024 third quarter, our operational execution contributed to year-over-year growth in total revenues, net income and diluted earnings per share. While longer-term housing market drivers remain largely positive, including favorable demographic trends, rising household formations, solid employment, wage growth and the undersupply of new and resale homes, net orders for the 2024 third quarter were essentially flat with the year-earlier quarter, reflecting variability in demand across the quarter. Homebuying demand softened from late June through July, primarily due to consumers evaluating elevated mortgage interest rates, as well as rising general economic concerns. Amid the uneven market conditions, and considering the price increases we had implemented in most of our communities in the 2024 first half, we selectively adjusted pricing at certain communities in the third quarter to help stimulate demand and optimize the sales price and pace balance for each such asset. We also employed targeted sales strategies during the 2024 third quarter, as we have to varying degrees since the 2022 second half, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydowns), to support homebuyers, helping to drive order activity and minimize cancellations. With these actions and a general moderation in mortgage interest rates, our weekly net orders improved sequentially in each of the last three weeks of August. For the 2024 third quarter, we achieved a monthly net order pace per community of 4.1, compared to 4.3 a year ago. The net order value for the current quarter increased 2% year over year to $1.54 billion, driven by an increase in the average selling price of our net orders, mainly due to shifts in product and geographic mix. Our average community count for the quarter increased 5% year over year, and we ended the quarter with 254 communities, up 10%.
Homebuilding revenues for the three months ended August 31, 2024 were generated solely from housing operations. In the year-earlier period, homebuilding revenues were generated from housing operations and land sales. Our 2024 third-quarter housing revenues grew 11% year over year to $1.75 billion due to an 8% increase in the number of homes delivered to 3,631 and a 3% increase in their average selling price to $480,900. Approximately 50% of our homes delivered in the 2024 third quarter were to first-time homebuyers. Homebuilding operating income for the three months ended August 31, 2024 rose 5% from the year-earlier period to $189.0 million. As a percentage of revenues, homebuilding operating income was 10.8% for the 2024 third quarter compared to 11.3% for the year-earlier quarter, primarily reflecting a lower housing gross profit margin, partly offset by a modest improvement in selling, general and administrative expenses as a percentage of housing revenues. Our housing gross profit margin for the 2024 third quarter was 20.6%, compared to 21.5% for the year-earlier quarter. Net income and diluted earnings per share for the three months ended August 31, 2024 increased 5% and 13%, respectively, year over year. The increase in diluted earnings per share for the 2024 third quarter was driven by higher net income and the favorable impact of our common stock repurchases over the past several quarters.
During the nine months ended August 31, 2024, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. The significant supply chain disruptions we experienced in recent years have largely subsided, and together with our ongoing initiative to simplify our product offerings, we have continued to improve our construction cycle times compared to last year. Among other benefits, faster construction times make our Built to Order® personalized homes more appealing to customers, increase our inventory turns and expand the population of homes available for delivery. Reflecting our improved build times and lower cancellation rate in the current period, our homes delivered as a percentage of backlog at the beginning of the quarter increased to 58% for the 2024 third quarter, from 46% for the year-earlier quarter.
We believe our strong balance sheet and liquidity position will provide us with the flexibility to operate effectively through evolving market conditions during the 2024 fourth quarter and pursue our priorities of investing in land and land development to support future growth and returning capital to our stockholders. We continue to take a balanced approach in allocating our capital aligned with these priorities. For the nine months ended August 31, 2024, we increased our investments in land and land development to $2.10 billion, representing a 59% increase from the prior-year period, and repurchased 3,460,697 shares of our common stock at a total cost of $250.0 million. Over the nine months ended August 31, 2024, we have repurchased about 5% of our shares that were outstanding at the start of the fiscal year. Additionally, in the 2024 second quarter, we raised the quarterly cash dividend on our common stock by $.05 per share, or 25%, to $.25 per share, and we paid a cash dividend at this rate in the 2024 second and third quarters. We ended the 2024 third quarter with total liquidity of $1.46 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. We had no cash borrowings outstanding under the Credit Facility at August 31, 2024.
Although our ending backlog value at August 31, 2024 decreased 14% year over year to approximately $2.92 billion, we believe we are well-positioned to achieve solid results for the 2024 fourth quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues:
Housing	$1,745,979	$1,573,684	$4,905,617	$4,710,067
Land	—	6,035	3,572	6,035
Total	1,745,979	1,579,719	4,909,189	4,716,102
Costs and expenses:
Construction and land costs
Housing	(1,385,563)	(1,235,469)	(3,872,092)	(3,704,848)
Land	—	(4,911)	(2,101)	(4,911)
Total	(1,385,563)	(1,240,380)	(3,874,193)	(3,709,759)
Selling, general and administrative expenses	(171,466)	(160,097)	(500,187)	(468,510)
Total	(1,557,029)	(1,400,477)	(4,374,380)	(4,178,269)
Operating income	188,950	179,242	534,809	537,833
Interest income and other	4,073	5,492	29,379	7,688
Equity in income (loss) of unconsolidated joint ventures	3,453	(112)	3,232	(1,182)
Homebuilding pretax income	$196,476	$184,622	$567,420	$544,339

Homes delivered	3,631	3,375	10,191	9,829
Average selling price	$480,900	$466,300	$481,400	$479,200
Housing gross profit margin as a percentage of housing revenues	20.6%	21.5%	21.1%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	21.5%	21.1%	21.6%
Selling, general and administrative expenses as a percentage of housing revenues	9.8%	10.2%	10.2%	9.9%
Operating income as a percentage of revenues	10.8%	11.3%	10.9%	11.4%

Revenues. Homebuilding revenues for the three months ended August 31, 2024 were generated solely from housing operations. For the three months ended August 31, 2023, homebuilding revenues were generated from housing operations and land sales. Housing revenues for the 2024 third quarter grew 11% from the year-earlier quarter due to increases of 8% in the overall number of homes delivered and 3% in their overall average selling price. The year-over-year growth in our 2024 third quarter housing revenues reflected increases of 50%, 15% and 4% in our West Coast, Southeast and Southwest homebuilding reporting segments, respectively, partially offset by a 26% decrease in our Central segment. The growth in the number of homes delivered as compared to the year-earlier quarter reflected increases of 57% and 9% in our West Coast and Southeast homebuilding reporting segments, respectively, partly offset by decreases of 5% and 15% in our Southwest and Central segments, respectively. The higher overall average selling price primarily resulted from the combined effect of product and geographic mix factors, particularly a greater proportion of homes delivered from our higher-priced West Coast homebuilding reporting segment, and a year-over-year decrease in homebuyer concessions.
For the nine months ended August 31, 2024 and 2023, homebuilding revenues were generated from both housing operations and land sales. Housing revenues for the nine months ended August 31, 2024 rose 4% from the corresponding 2023 period, due to 4% growth in the number of homes delivered, while the average selling price remained essentially the same.
There were no land sales for the three months ended August 31, 2024, compared to $6.0 million of land sale revenues for the three months ended August 31, 2023. For the nine months ended August 31, 2024 and 2023, land sale revenues totaled $3.6 million and $6.0 million, respectively. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2024 increased 5% year over year, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. Operating income for the 2024 third quarter included inventory-related charges of $1.2 million, compared to $.6 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2024 was 10.8%, compared to 11.3% for the corresponding 2023 period due to a lower housing gross profit margin, partially offset by lower selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 10.9% for the 2024 third quarter, compared to 11.4% for the year-earlier quarter.
For the nine months ended August 31, 2024, our operating income decreased slightly from the year-earlier period, as higher selling, general and administrative expenses were mostly offset by higher housing gross profits. Operating income for the nine months ended August 31, 2024 included inventory-related charges of $3.7 million, compared to $10.2 million of such charges in the corresponding 2023 period. As a percentage of revenues, our operating income for the nine months ended August 31, 2024 decreased 50 basis points year over year to 10.9%, reflecting higher selling, general and administrative expenses as a percentage of housing revenues and a lower housing gross profit margin. Excluding inventory-related charges, our operating income as a percentage of revenues declined 60 basis points to 11.0% for the nine months ended August 31, 2024 from 11.6% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $360.4 million for the three months ended August 31, 2024 grew 7% year over year, reflecting an increase in housing revenues, partly offset by a 90 basis-point decrease in our housing gross profit margin to 20.6%. The decline in the housing gross profit margin was primarily due to product and geographic mix shifts of homes delivered along with higher relative construction and land costs, which included the impact of pricing adjustments to support demand, partially offset by reduced homebuyer concessions. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.6% and 1.8% for the three months ended August 31, 2024 and 2023, respectively. Excluding the inventory-related charges associated with housing operations of $1.2 million in the current quarter and $.6 million in the year-earlier quarter, our adjusted housing gross profit margin of 20.7% for the 2024 third quarter decreased 80 basis points year over year.
For the nine months ended August 31, 2024, our housing gross profits of $1.03 billion increased 3% from the year-earlier period due to higher housing revenues, partially offset by a 20 basis-point decline in our housing gross profit margin to 21.1%. The housing gross profit margin mainly reflected product and geographic mix shifts of homes delivered and higher relative construction and land costs, largely offset by decreases in both inventory-related charges and homebuyer concessions. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for the nine months ended August 31, 2024, compared to 1.9% for the corresponding 2023 period. Excluding the inventory-related charges associated with housing operations of $3.7 million in the current period and $10.2 million in the year-earlier period, our adjusted housing gross profit margin of 21.1% for the nine months ended August 31, 2024 decreased 50 basis points year over year.

The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – There was no land sale activity in the three months ended August 31, 2024, compared to land sale profits of $1.1 million in the three months ended August 31, 2023. For the nine months ended August 31, 2024 and 2023, land sale profits totaled $1.5 million and $1.1 million, respectively.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	% of Housing Revenues	2023	% of Housing Revenues	2024	% of Housing Revenues	2023	% of Housing Revenues
Marketing expenses	$39,700	2.3%	$37,059	2.4%	$115,944	2.4%	$107,985	2.3%
Commission expenses (a)	59,961	3.4	56,145	3.6	172,171	3.5	165,538	3.5
General and administrative expenses	71,805	4.1	66,893	4.2	212,072	4.3	194,987	4.1
Total	$171,466	9.8%	$160,097	10.2%	$500,187	10.2%	$468,510	9.9%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended August 31, 2024 increased 7% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2024 third quarter decreased 40 basis points, primarily reflecting increased operating leverage from higher housing revenues.
For the nine months ended August 31, 2024, selling, general and administrative expenses increased 7% year over year. As a percentage of housing revenues, selling, general and administrative expenses for the nine months ended August 31, 2024 increased 30 basis points mainly due to higher costs, including marketing and other expenses associated with the increase in our community count during the year to position our operations for growth, partially offset by increased operating leverage from higher housing revenues.
Interest Income/Expense and Other. Interest income and other for the three months ended August 31, 2024 and the three months and nine months ended August 31, 2023, was comprised solely of interest income. For the nine months ended August 31, 2024, interest income and other was comprised of interest income and a $12.5 million gain associated with the sale of a privately held technology company in which we held an ownership interest. Further information regarding this gain is provided in Note 10 – Other Assets in the Notes to Consolidated Financial Statements in this report.
Interest income, which is generated from short-term investments, was $4.1 million for the three months ended August 31, 2024, compared to $5.5 million for the year-earlier quarter, reflecting a decrease in the average balance of cash equivalents and a lower interest rate. For the nine months ended August 31, 2024, interest income increased to $16.9 million, compared to $7.7 million for the corresponding period of 2023, due to a higher average balance of cash equivalents and a higher interest rate in the 2024 period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2024 and 2023 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $3.5 million and $3.2 million for the three-month and nine-month periods ended August 31, 2024, respectively. For the three-month and nine-month periods ended August 31, 2023, our equity in loss of unconsolidated joint ventures was nominal and $1.2 million, respectively. The year-over-year improvement for the 2024 periods mainly reflected homes delivered by an unconsolidated joint venture in California. In the corresponding periods of 2023, our unconsolidated joint ventures did not deliver any homes. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Net orders	3,085	3,097	10,405	9,175
Net order value (a)	$1,543,148	$1,512,380	$5,157,242	$4,413,897
Cancellation rate (b)	15%	21%	14%	26%
Ending backlog — homes	5,724	7,008	5,724	7,008
Ending backlog — value	$2,919,304	$3,395,389	$2,919,304	$3,395,389
Ending community count	254	230	254	230
Average community count	251	240	245	245
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
Net Orders. Net orders for the 2024 third quarter were essentially flat with the year-earlier quarter, reflecting variability in demand across the quarter. Homebuying demand softened from late June through July, primarily due to consumers evaluating elevated mortgage interest rates, as well as rising general economic concerns. Amid the uneven market conditions, and considering the price increases we had implemented in most of our communities in the 2024 first half, we selectively adjusted pricing at certain communities in the third quarter to help stimulate demand and optimize the sales price and pace balance for each such asset. We also employed targeted sales strategies during the 2024 third quarter, as we have to varying degrees since the 2022 second half, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydowns), to support homebuyers, helping to drive order activity and minimize cancellations. With these actions and a general moderation in mortgage interest rates, our weekly net orders improved sequentially in each of the last three weeks of August. The pace of monthly net orders per community was 4.1 in the 2024 third quarter, compared to 4.3 in the corresponding 2023 quarter, reflecting our higher average community count for the quarter. The value of our net orders expanded 2% year over year as a result of a 2% increase in the average selling price for our net orders to $500,200, primarily due to a shift in product and geographic mix. In the 2024 third quarter, the year-over-year growth in our overall net order value reflected increases of 6% in both our West Coast and Central homebuilding reporting segments, partly offset by decreases of 2% and 7% in our Southwest and Southeast segments, respectively.
Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2024 improved from the year-earlier period, reflecting positive housing market dynamics, as well as buyers’ ability and willingness to close on their homes when available for delivery.
Backlog. The number of homes in our backlog and our backlog value at August 31, 2024 decreased 18% and 14%, respectively, from August 31, 2023. The decline in our overall backlog value reflected decreases in each of our homebuilding reporting segments, ranging from 9% in our Southwest segment to 24% in our Southeast segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the three months ended August 31, 2024 increased 5% from the year-earlier period. Our ending community count for the 2024 third quarter grew 10% from the year-earlier quarter. On a sequential basis, our 2024 third quarter ending community count expanded 3%. To help drive future community count growth, we increased our investments in land and land development on a year-over-year basis for the nine months ended August 31, 2024, as discussed below under “Liquidity and Capital Resources.”

HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2024	2023	2024	2023	2024	2023
West Coast	1,150	732	958	906	15%	15%
Southwest	681	717	616	656	11	13
Central	1,073	1,258	871	865	15	33
Southeast	727	668	640	670	18	19
Total	3,631	3,375	3,085	3,097	15%	21%

	Net Order Value			Average Community Count
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	$678,783	$638,643	6%	83	71	17%
Southwest	290,229	296,811	(2)	44	44	—
Central	313,108	296,255	6	77	79	(3)
Southeast	261,028	280,671	(7)	47	46	2
Total	$1,543,148	$1,512,380	2%	251	240	5%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2024	2023	2024	2023	2024	2023
West Coast	3,021	2,320	3,134	3,062	13%	15%
Southwest	2,110	2,031	2,099	1,915	10	18
Central	2,971	3,495	3,188	2,318	14	40
Southeast	2,089	1,983	1,984	1,880	19	26
Total	10,191	9,829	10,405	9,175	14%	26%

	Net Order Value			Average Community Count
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	$2,214,666	$2,044,331	8%	77	75	3%
Southwest	967,880	819,543	18	44	44	—
Central	1,162,855	800,936	45	77	80	(4)
Southeast	811,841	749,087	8	47	46	2
Total	$5,157,242	$4,413,897	17%	245	245	—%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	1,658	2,029	(18)%	$1,223,121	$1,356,175	(10)%
Southwest	1,368	1,576	(13)	629,995	692,175	(9)
Central	1,484	1,812	(18)	555,474	678,994	(18)
Southeast	1,214	1,591	(24)	510,714	668,045	(24)
Total	5,724	7,008	(18)%	$2,919,304	$3,395,389	(14)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $37.9 million and $36.0 million in the three months ended August 31, 2024 and 2023, respectively. For the nine months ended August 31, 2024, Corporate and other had an operating loss of $111.6 million, compared to an operating loss of $104.5 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three-month and nine-month periods ended August 31, 2024 and 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$760,617	$506,802	50%		$2,017,336	$1,611,171	25%
Construction and land costs	(617,497)	(412,915)	(50)		(1,629,350)	(1,319,259)	(24)
Selling, general and administrative expenses	(47,451)	(38,786)	(22)		(139,297)	(120,983)	(15)
Operating income	$95,669	$55,101	74%		$248,689	$170,929	45%

Homes delivered	1,150	732	57%		3,021	2,320	30%
Average selling price	$661,400	$692,400	(4)%		$667,600	$694,500	(4)%
Operating income as a percentage of revenues	12.6%	10.9%	170	bps	12.3%	10.6%	170	bps
In the three months ended August 31, 2024 and the three-month and nine-month periods ended August 31, 2023, revenues were generated solely from housing operations. In the nine months ended August 31, 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. The year-over-year growth in housing revenues for the three-month and nine-month periods ended August 31, 2024 was driven by an increase in the number of homes delivered, partially offset by a decrease in their average selling price. Operating income for the three months and nine months ended August 31, 2024 was up year over year, reflecting higher housing gross profits, partly offset by increased selling, general and administrative expenses. Operating income as a percentage of revenues for the 2024 third quarter rose from the year-earlier quarter, primarily due to a 30 basis-point increase in the housing gross profit margin to 18.8% and a 140 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.2%. For the nine months ended August 31, 2024, operating income as a percentage of revenues increased from the corresponding 2023 period, reflecting a 110 basis-point expansion in the housing gross profit margin to 19.2% and a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.9%.
The year-over-year expansion in the housing gross profit margins for the three-month and nine-month periods ended August 31, 2024 mainly reflected lower relative construction and land costs, which occurred despite the effects of selective pricing adjustments aimed at stimulating demand. Additionally, the year-over-year expansion reflected increased operating leverage from higher housing revenues. The higher housing gross profit margin for the nine-month period ended August 31, 2024 also benefited from a decrease in homebuyer concessions. For the three months ended August 31, 2024, inventory-related charges associated with housing operations were $.5 million, compared to $.4 million for the year-earlier period. For the nine months ended August 31, 2024, inventory-related charges associated with housing operations were $2.4 million, compared to $4.3 million for the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three-month and nine-month periods ended August 31, 2024 reflected lower relative sales commissions and improved operating leverage from higher housing revenues, partly offset by higher costs including marketing and other expenses associated with our increased community count in this segment.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$312,812	$306,284	2%		$954,602	$881,699	8%
Construction and land costs	(233,638)	(237,844)	2		(719,134)	(670,882)	(7)
Selling, general and administrative expenses	(24,258)	(22,203)	(9)		(69,979)	(63,397)	(10)
Operating income	$54,916	$46,237	19%		$165,489	$147,420	12%

Homes delivered	681	717	(5)%		2,110	2,031	4%
Average selling price	$459,300	$418,800	10%		$452,400	$431,100	5%
Operating income as a percentage of revenues	17.6%	15.1%	250	bps	17.3%	16.7%	60	bps
In the three-month and nine-month periods ended August 31, 2024, revenues were generated solely from housing operations. Revenues for the three-month and nine-month periods ended August 31, 2023 were comprised of housing revenues and land sale revenues. This segment’s housing revenues for the three months ended August 31, 2024 improved from $300.2 million in the year-earlier quarter, reflecting an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. For the nine months ended August 31, 2024, housing revenues grew as a result of increases in both the number of homes delivered and their average selling price. Operating income for the three months and nine months ended August 31, 2024 increased from the corresponding year-earlier period, due to higher housing gross profits, partially offset by higher selling, general and administrative expenses and the absence of land sale profits in the current periods, compared to $1.1 million of land sale profits in the year-earlier periods. As a percentage of revenues, this segment’s operating income for the 2024 third quarter improved from the year-earlier quarter, reflecting a 290 basis-point increase in the housing gross profit margin to 25.3%, partly offset by a 40 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.8%. Operating income as a percentage of revenues for the nine months ended August 31, 2024 improved from the corresponding 2023 period, primarily reflecting an 80 basis-point increase in the housing gross profit margin to 24.7%, partly offset by a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.3%.
The year-over-year expansion in the housing gross profit margins for the three-month and nine-month periods ended August 31, 2024 primarily reflected lower relative construction and land costs, increased operating leverage from higher housing revenues, a decrease in homebuyer concessions and product and geographic mix shifts of homes delivered. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and nine months ended August 31, 2024 was mainly due to higher costs including marketing and other expenses, partly offset by improved operating leverage from higher housing revenues.

Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	2023	Variance		2024	2023	Variance
Revenues	$372,862	$506,640	(26)%		$1,069,136	$1,441,805	(26)%
Construction and land costs	(291,734)	(389,150)	25		(834,195)	(1,111,064)	25
Selling, general and administrative expenses	(37,836)	(42,073)	10		(106,515)	(117,516)	9
Operating income	$43,292	$75,417	(43)%		$128,426	$213,225	(40)%

Homes delivered	1,073	1,258	(15)%		2,971	3,495	(15)%
Average selling price	$347,500	$402,700	(14)%		$358,800	$412,500	(13)%
Operating income as a percentage of revenues	11.6%	14.9%	(330)	bps	12.0%	14.8%	(280)	bps
In the three months ended August 31, 2024 and the three-month and nine-month periods ended August 31, 2023, this segment’s revenues were generated solely from housing operations. In the nine months ended August 31, 2024, this segment’s revenues were comprised of housing revenues and land sale revenues. Housing revenues for the three months ended August 31, 2024 decreased 26% from the year-earlier period. For the nine months ended August 31, 2024, housing revenues of $1.07 billion were also down 26% year over year. The lower housing revenues for the three-month and nine-month periods ended August 31, 2024 reflected decreases in both the number of homes delivered and their average selling price. Operating income for the three months and nine months ended August 31, 2024 declined from the year-earlier period due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the nine months ended August 31, 2024 also reflected land sale profits of $1.1 million. This segment’s operating income as a percentage of revenues for the 2024 third quarter decreased from the year-earlier period, primarily due to a 190 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.1%, and a 140 basis-point decline in the housing gross profit margin to 21.8%. Operating income as a percentage of revenues for the nine months ended August 31, 2024 decreased from the corresponding 2023 period, mainly reflecting a 100 basis-point decrease in the housing gross profit margin to 21.9% and a 180 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.0%.
The housing gross profit margin for the three months ended August 31, 2024 declined due to higher relative construction and land costs, which included the impact of selective pricing adjustments aimed at stimulating demand, and reduced operating leverage from lower housing revenues, partly offset by a decrease in amortization of previously capitalized interest and lower homebuyer concessions. For the nine months ended August 31, 2024, the year-over-year decrease in the housing gross profit margin primarily reflected higher relative construction and land costs, product and geographic mix shifts of homes delivered, and reduced operating leverage from lower housing revenues, partly offset by a decrease in amortization of previously capitalized interest. Inventory-related charges associated with housing operations for the nine months ended August 31, 2024 were $.7 million, compared to $2.3 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and nine months ended August 31, 2024 was primarily due to reduced operating leverage from lower housing revenues as well as higher costs, including marketing and other expenses.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2024	2023	Variance	2024	2023	Variance
Revenues	$299,688	$259,993	15%	$868,115	$781,427	11%
Construction and land costs	(239,753)	(197,737)	(21)	(686,442)	(601,141)	(14)
Selling, general and administrative expenses	(26,932)	(23,761)	(13)	(77,868)	(69,480)	(12)
Operating income	$33,003	$38,495	(14)%	$103,805	$110,806	(6)%

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	2023	Variance		2024	2023	Variance
Homes delivered	727	668	9%		2,089	1,983	5%
Average selling price	$412,200	$389,200	6%		$415,600	$394,100	5%
Operating income as a percentage of revenues	11.0%	14.8%	(380)	bps	12.0%	14.2%	(220)	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2024 and 2023 were generated solely from housing operations. Housing revenues for the three-month and nine-month periods ended August 31, 2024 grew year over year due to increases in both the number of homes delivered and their average selling price. Operating income for the three-month and nine-month periods ended August 31, 2024 decreased from the corresponding year-earlier periods, primarily reflecting higher selling, general and administrative expenses, as housing gross profits were essentially flat year over year. As a percentage of revenues, operating income for the 2024 third quarter decreased from the year-earlier quarter due to a 390 basis-point decrease in the housing gross profit margin to 20.0%, slightly offset by a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.0%. For the nine months ended August 31, 2024, operating income as a percentage of revenues for the nine months ended August 31, 2024 decreased from the year-earlier period, reflecting a 220 basis-point decline in the housing gross profit margin to 20.9%.
The year-over-year decrease in the housing gross profit margin for the three months ended August 31, 2024 primarily reflected higher relative construction and land costs and product and geographic mix shifts of homes delivered. For the nine months ended August 31, 2024, the housing gross profit margin decreased year over year mainly due to higher relative construction and land costs, partly offset by decreases in both homebuyer concessions and inventory-related charges. For the nine months ended August 31, 2024, inventory-related charges associated with housing operations were $.4 million, compared to $3.5 million for the year-earlier period.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues	$6,629	$7,292	$20,998	$20,539
Expenses	(1,608)	(1,530)	(4,627)	(4,360)
Equity in income of unconsolidated joint venture	5,932	4,149	19,422	11,157
Pretax income	$10,953	$9,911	$35,793	$27,336

Total originations (a):
Loans	2,704	2,396	7,332	6,657
Principal	$1,080,071	$937,037	$2,916,804	$2,630,317
Percentage of homebuyers using KBHS	88%	84%	87%	81%
Average FICO score	742	735	743	735

Loans sold (a):
Loans sold to GR Alliance	2,188	2,469	6,722	6,680
Principal	$857,274	$972,776	$2,661,191	$2,662,715
Loans sold to third parties	368	93	551	273
Principal	$155,094	$32,910	$227,610	$96,274
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended August 31, 2024 declined 9% year over year, due to decreases in both insurance commissions and title services revenues. For the nine months ended August 31, 2024, financial services revenues rose slightly from the year-earlier period, as an increase in insurance commissions was largely offset by a decrease in title services revenues.

Pretax income. Financial services pretax income for the three months ended August 31, 2024 grew 11% from the year-earlier period, largely due to an increase in the equity in income of our unconsolidated joint venture, KBHS. In the 2024 third quarter, the equity in income of our unconsolidated joint venture increased to $5.9 million, from $4.1 million in the year-earlier quarter, due to an increase in KBHS’ income. The year-over-year increase in KBHS’ income reflected the loss in the fair value of IRLCs decreasing to $.4 million in the current quarter, compared to $5.2 million in the year-earlier quarter. Also contributing to the year-over-year increase in KBHS’ income was the higher principal amount of loans originated, which reflected increases in both the number of homes we delivered and the percentage of homebuyers using KBHS. In the 2024 third quarter, 88% of the buyers financing their home purchases used KBHS, up from 84% in the year-earlier quarter.
For the nine months ended August 31, 2024, our financial services pretax income increased 31% from the corresponding 2023 period, mostly due to an increase in the equity in income of our unconsolidated joint venture. In the nine months ended August 31, 2024, the equity in income of unconsolidated joint venture rose to $19.4 million, compared to $11.2 million in the year-earlier period, mainly as a result of an increase in KBHS’ income. The year-over-year increase in KBHS’ income was primarily due to gains of $3.8 million in the fair value of IRLCs in the current period, compared to losses of $9.4 million in the year-earlier period, as well as the factors described above for the three months ended August 31, 2024.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Income tax expense	$50,100	$44,600	$138,800	$131,800
Effective tax rate	24.2%	22.9%	23.0%	23.1%
Our effective tax rate for the three months ended August 31, 2024 increased from the year-earlier period, mainly due to a $3.0 million decline in the Section 45L tax credits we recognized primarily from building energy-efficient homes and a $1.9 million decrease in excess tax benefits related to stock-based compensation, partly offset by a $2.4 million decrease in state taxes. For the nine months ended August 31, 2024, our effective tax rate was essentially flat with the year-earlier period, primarily reflecting a $5.3 million decrease in state income taxes, a $1.3 million decline in nondeductible executive compensation expense and a $.8 million increase in excess tax benefits related to stock-based compensation, largely offset by a $6.6 million decrease in the Section 45L tax credits.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Housing revenues	$1,745,979	$1,573,684	$4,905,617	$4,710,067
Housing construction and land costs	(1,385,563)	(1,235,469)	(3,872,092)	(3,704,848)
Housing gross profits	360,416	338,215	1,033,525	1,005,219
Add: Inventory-related charges (a)	1,177	631	3,685	10,207
Adjusted housing gross profits	$361,593	$338,846	$1,037,210	$1,015,426

Housing gross profit margin as a percentage of housing revenues	20.6%	21.5%	21.1%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	21.5%	21.1%	21.6%
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
We ended the 2024 third quarter with total liquidity of $1.46 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Based on our financial position as of August 31, 2024, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.

Cash Requirements. In the nine months ended August 31, 2024, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Investments in Land and Land Development. Our investments in land and land development for the nine months ended August 31, 2024 increased 59% to $2.10 billion, compared to $1.32 billion for the year-earlier period. Land acquisition expenditures, which are included in our investments in land and land development, increased to $916.9 million in the nine months ended August 31, 2024, from $329.5 million in the corresponding period of 2023. Approximately 44% of our total investments for the nine months ended August 31, 2024 related to land acquisitions, compared to approximately 25% in the prior-year period. While we made investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2024 and 2023, approximately 55% of these investments for each period were made in our West Coast homebuilding reporting segment.
For the 2024 fourth quarter, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards. While we expect our land acquisition activity to increase on a year-over-year basis in the 2024 fourth quarter, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2024		November 30, 2023		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	22,335	$2,870,421	18,220	$2,455,336	4,115	$415,085
Southwest	10,306	886,994	7,017	830,514	3,289	56,480
Central	20,106	893,954	17,328	942,168	2,778	(48,214)
Southeast	16,532	997,561	13,411	905,628	3,121	91,933
Total	69,279	$5,648,930	55,976	$5,133,646	13,303	$515,284
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2024 increased 10% from November 30, 2023, reflecting land investments during the nine months ended August 31, 2024, partly offset by homes delivered and our abandonment of 5,590 previously controlled lots. The number of lots we owned or controlled as of August 31, 2024 increased 24% from November 30, 2023. The number of lots in inventory as of August 31, 2024 included 16,069 lots under contract where the associated deposits were refundable at our discretion, compared to 6,260 of such lots at November 30, 2023. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 42% at August 31, 2024, compared to 27% at November 30, 2023. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2024, we estimate the remaining purchase price to be paid would be as follows: 2024 – $436.1 million; 2025 – $1.06 billion; 2026 – $406.2 million; 2027 – $123.6 million; 2028 – $91.0 million; and thereafter – $.6 million.

Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2024	November 30, 2023
Cash and cash equivalents	$374,911	$727,076
Credit Facility commitment	1,090,000	1,090,000
Letters of credit outstanding under the Credit Facility	(8,260)	(6,650)
Credit Facility availability	1,081,740	1,083,350
Total liquidity	$1,456,651	$1,810,426
Our cash equivalents at August 31, 2024 and November 30, 2023 were mainly invested in interest-bearing bank deposit accounts and money market funds.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2024	November 30, 2023	Variance
Term Loan	$358,659	$358,156	$503
Senior notes	1,329,252	1,327,934	1,318
Mortgages and land contracts due to land sellers and other loans	3,149	3,808	(659)
Total	$1,691,060	$1,689,898	$1,162
Our financial leverage, as measured by the ratio of debt to capital, improved 90 basis points to 29.8% at August 31, 2024, compared to 30.7% at November 30, 2023. On a year-over-year basis, our debt to capital ratio improved 80 basis points from 30.6%. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of August 31, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $70.6 million and $12.5 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.31 billion and $1.32 billion of performance bonds outstanding at August 31, 2024 and November 30, 2023, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2024:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$3.03 billion	$3.95 billion
Leverage Ratio	<	.600	.302
Interest Coverage Ratio (a)	>	1.500	11.246
Minimum liquidity (a)	>	$83.2 million	$374.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$894.2 million	$384.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.81 billion
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
As of August 31, 2024, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2024, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $11.7 million.

Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of August 31, 2024, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit with a third-party lender and secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2024.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$81	$772,523
Investing activities	(38,138)	(44,773)
Financing activities	(313,592)	(445,551)
Net increase (decrease) in cash and cash equivalents	$(351,649)	$282,199
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the nine months ended August 31, 2024 mainly reflected net income of $464.4 million and a net decrease in receivables of $6.2 million, partly offset by a net increase in inventories of $504.4 million and a net decrease in accounts payable, accrued expenses and other liabilities of $14.4 million. In the nine months ended August 31, 2023, our net cash provided by operating activities primarily reflected net income of $439.9 million and a net decrease in inventories of $355.3 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $100.5 million and a net increase in receivables of $1.6 million.
Investing Activities. In the nine months ended August 31, 2024, our uses of cash included $29.2 million for net purchases of property and equipment and $12.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $2.0 million return of investments in unconsolidated joint ventures and $1.7 million of proceeds from the sale of an investment. In the nine months ended August 31, 2023, the net cash used for investing activities reflected $26.4 million for net purchases of property and equipment and $23.5 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures.
Financing Activities. In the nine months ended August 31, 2024, our uses of cash included stock repurchases of $250.0 million, dividend payments on our common stock of $53.5 million, tax payments associated with stock-based compensation awards of $16.5 million, and payments on mortgages and land contracts due to land sellers and other loans of $2.8 million. The cash used was partly offset by $9.3 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2023, our uses of cash included stock repurchases of $249.6 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $41.6 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $3.2 million. The cash used was partially offset by $8.6 million of issuances of common stock under employee stock plans.
Dividends. In the 2024 second quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share. In the 2024 third quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.25 per share. In the 2023 third quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share. Quarterly dividends declared and paid during the nine-month periods ended August 31, 2024 and 2023 totaled $.70 per share and $.50 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock at a total cost of $50.0 million. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had $113.6 million remaining. In the 2024 second quarter, we repurchased 764,742 shares of our common stock at a total cost of $50.0 million. In the 2024 third quarter, we repurchased 1,869,292 shares of our common stock at a total cost of $150.0 million, bringing our total repurchases for the nine months ended August 31, 2024 to 3,460,697 shares of common stock at a total cost of $250.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2024, there was $800.0 million of remaining availability under this share repurchase authorization.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the 2024 fourth quarter, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility primarily to position our operations for growth within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our intended uses of our cash resources or cash borrowings, and ability to engage in any of the transactions described in the foregoing two sentences, may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of August 31, 2024, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	August 31, 2024	November 30, 2023
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$343,158	$683,323
Inventories	5,078,525	4,599,468
Amounts due from Non-Guarantor Subsidiaries	527,057	534,865
Total assets	6,593,909	6,367,410

Liabilities and Stockholders’ Equity
Notes payable	$1,691,060	$1,689,898
Amounts due to Non-Guarantor Subsidiaries	371,597	338,390
Total liabilities	2,928,404	2,834,555
Stockholders’ equity	3,665,505	3,532,855

Nine Months Ended August 31, 2024
Summarized Statement of Operations Data (in thousands)
Revenues	$4,473,855
Construction and land costs	(3,519,335)
Selling, general and administrative expenses	(478,004)
Interest income from Non-Guarantor Subsidiaries	22,986
Pretax income	528,181
Net income	401,981
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We have achieved solid results through our 2024 first three quarters. Our performance reflects, among other things, longer-term housing market drivers remaining largely positive, including favorable demographic trends, rising household formations, solid employment, wage growth and the undersupply of new and resale homes. However, net orders for the 2024 third quarter were essentially flat with the year-earlier quarter, reflecting variability in demand across the quarter. Homebuying demand softened from late June through July, primarily due to consumers evaluating elevated mortgage interest rates, as well as rising general economic concerns. Amid the uneven market conditions, and considering the price increases we had implemented in most of our communities in the 2024 first half, we selectively adjusted pricing at certain communities in the third quarter to help stimulate demand and optimize the sales price and pace balance for each such asset. We also employed targeted sales strategies during the 2024 third quarter, as we have to varying degrees since the 2022 second half, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydowns), to support homebuyers, helping to drive order activity and minimize cancellations. With these actions and a general moderation in mortgage interest rates, our weekly net orders improved sequentially in each of the last three weeks of August. We are encouraged by the strengthening in demand as August progressed, and the continuing positive trend in our 2024 fourth quarter to date. Further, given the soft comparison in the year-ago fourth quarter, we expect a strong year-over year comparison in our 2024 fourth quarter net orders, positioning us to enter 2025 with momentum.
In the 2024 fourth quarter, we plan to continue to focus operationally on maintaining high customer satisfaction levels, achieving additional improvement in our build times, and further simplifying and value engineering our products to lower direct costs. More broadly, our key objectives remain to increase our scale, profitability and returns, as well as generate cash flows, by expanding our lot count through land acquisitions that meet our underwriting standards, opening new communities on time, driving net orders and balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. At the same time, we anticipate the homebuyer concessions we have selectively extended to buyers since the 2022 second half will continue to temper the average selling price of homes delivered. Our use of such concessions in the 2024 fourth quarter will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale.
While we expect our land acquisition activity to increase during the 2024 fourth quarter as compared to the corresponding 2023 quarter, our investments in land and land development will depend significantly on market conditions and available opportunities that meet our investment return standards. In addition, our focus is on capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
With our strong balance sheet and liquidity position, we believe we can operate effectively through evolving market conditions in 2024 and continue to prioritize investing in land acquisition and development to support future growth, as well as returning capital to our stockholders. We ended the 2024 third quarter with $800.0 million remaining under our current board of directors share repurchase authorization. This provides us the opportunity to continue to repurchase our common stock in the 2024 fourth quarter, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
Overall, we believe we are well positioned to achieve our goals over the remainder of 2024 given our commitment to offering homebuyers the ability to meaningfully personalize their home; our well-designed products and attractive price points; backlog value of $2.92 billion at August 31, 2024; and measurable improvement in our build times, subject to the factors and risks described in this report, including uncertainty regarding the near-term direction of mortgage interest rates, inflation, consumer confidence and the economy. Our present outlook for the 2024 fourth quarter, the 2024 full year and the 2025 full year as to certain metrics is as follows:
2024 Fourth Quarter
•We expect to generate housing revenues in the range of $1.94 billion to $2.04 billion, compared to $1.66 billion for the corresponding 2023 period, and anticipate our average selling price to be approximately $510,000, compared to $487,300 in the year-earlier period.
•We expect our homebuilding operating income margin will be in the range of 11.4% to 11.8%, assuming no inventory-related charges, compared to 10.9% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 21.0% to 21.4%, assuming no inventory-related charges, compared to 20.8% for the corresponding 2023 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 9.6%, compared to 9.9% for the 2023 fourth quarter.
•We expect our effective tax rate will be approximately 24.0%, compared to 24.7% for the year-earlier quarter.
•We expect our average community count will be up 7% to 8%, as compared to the prior-year quarter.
2024 Full Year
•We expect our housing revenues to be in the range of $6.85 billion to $6.95 billion, an increase from $6.37 billion for 2023.
•We expect our average selling price to be approximately $490,000, compared to $481,300 for 2023.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 11.1% to 11.2%, assuming no inventory-related charges, compared to 11.4% for 2023.

•We expect our housing gross profit margin to be in the range of 21.1% to 21.2%, assuming no inventory-related charges, compared to 21.4% for 2023.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.0%, compared to 9.9% for 2023.
•We expect our effective tax rate to be approximately 23%, compared to 23.5% for 2023.
•We expect our return on equity to be approximately 16.5%, compared to 15.7% for 2023.
•We expect our ending community count to be in the range of 250 to 255, compared to 242 for 2023.
2025 Full Year
•We expect our housing revenues to be approximately $7.50 billion.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). For instance, the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation created significant and ongoing headwinds for the housing market, tempering consumer demand for homes and disrupting credit and lending markets. While the Federal Reserve reduced interest rates in September 2024 and may lower interest rates further in 2024 or later periods, we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes, will positively affect demand or our business, results of operations or consolidated financial statements. In addition, while we experienced improvement with respect to supply chain-related disruptions as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they could persist to a certain degree during the remainder of 2024. The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2024 first three quarters, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•material and trade costs and availability, including the greater costs associated with achieving current and expected higher standards for ENERGY STAR certified homes, and delays related to state and municipal construction, permitting, inspection and utility processes, which have been disrupted by key equipment shortages;
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
•changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as IRS guidance regarding heightened qualification requirements for federal tax credits for building energy-efficient homes;
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

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2024.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the implementation is nearly completed, and the new ERP system has become an increasing component of our business, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. We continue to rely upon a combination of our old and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended August 31, 2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
June 1-30	—	$—	$—	$950,000
July 1-31	1,239,699	80.66	100,000	850,000
August 1- 31	629,593	79.42	50,000	800,000
Total	1,869,292	$80.24	$150,000
(a)    On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had $113.6 million of remaining availability. In the 2024 third quarter, we repurchased 1,869,292 shares of our common stock on the open market pursuant to this authorization at a total cost of $150.0 million. As of August 31, 2024, there was $800.0 million of remaining availability under this share repurchase authorization.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended August 31, 2024.

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

KB HOME Registrant

Dated	October 10, 2024	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 10, 2024	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)