Form 10-K
period 2024-11-30
KB HOME
filed 2025-01-24
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2024 was $5,782,776,530, including 6,705,247 shares held by the registrant’s grantor stock ownership trust and excluding 19,982,889 shares held in treasury.
There were 72,156,821 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2024.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (incorporated into Part III).
KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2024

PART I
Item 1.BUSINESS
General
KB Home is one of the largest and most trusted homebuilders in the U.S.  We have been building homes for more than 65 years, with nearly 700,000 homes built since our founding in 1957.  We build a variety of new homes, including attached and detached single-family residential homes, townhomes and condominiums, designed primarily for first-time and first move-up, as well as second move-up and active adult, homebuyers.  We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects.  Our homebuilding operations represent the majority of our business, accounting for
99.6% of our total revenues in 2024.  Our financial services operations, which accounted for the remaining .4% of our total revenues in 2024, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets.  Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans,
LLC (“KBHS”), an unconsolidated joint venture between us and a third party.
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
The following charts present homebuilding revenues, net income and diluted earnings per share for the years ended
November 30, and book value per share as of November 30:

Homebuilding Revenues
($ in millions)
$7,500
$7,000
$6,500
$6,000
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$4,167.7
$5,705.0
$6,880.4
$6,381.1
$6,902.2
2020
2021
2022
2023
2024

Net Income
($ in millions)
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$296.2
$564.7
$816.7
$590.2
$655.0
2020
2021
2022
2023
2024

Diluted Earnings Per Share
$9.75
$9.00
$8.25
$7.50
$6.75
$6.00
$5.25
$4.50
$3.75
$3.00
$2.25
$3.13
$6.01
$9.09
$7.03
$8.45
2020
2021
2022
2023
2024

Book Value Per Share
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$29.09
$34.23
$43.59
$50.22
$56.27
2020
2021
2022
2023
2024

Markets
Reflecting the geographic scale of our homebuilding business, we have operations in the nine states and 49 major markets presented below.  We also operate in various submarkets within these major markets.  We may refer to these markets and submarkets collectively as our “served markets.”  For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	States	Major Market(s)

West Coast	California
Contra Costa County, Fresno, Hollister, Los Angeles, Madera, Modesto, Oakland, Orange
County, Riverside, Roseville, Sacramento, Salinas, San Bernardino, San Diego, San
Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City

	Idaho	Boise
	Washington	Bremerton, Olympia and Seattle
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver, Erie, Firestone and Loveland
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Palm Coast, Sarasota and Tampa
	North Carolina	Charlotte, Durham-Chapel Hill, Fayetteville and Raleigh
Business Strategy
Overview.  Our core business strategy, which we refer to as KB Edge, is to expand our operations primarily within our current geographic footprint to achieve a top-five position in each of our served markets (based on homes delivered).  KB Edge is a systematic, fact-based and process-driven approach to homebuilding that is grounded in gaining a detailed understanding of consumers’ location and product preferences and product price-to-value perceptions.

KB Edge consists of the following key principles with respect to customers, land, products and production:
•Customers.  With our Built to Order® homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home, as discussed further below under “Customer Obsession.” We believe this highly interactive, “customer-first”
experience that puts our homebuyers firmly in control of designing the home they want based on what they value and how they want to live, at a price they can afford, gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes.  In addition, we find our homebuyers build a strong emotional attachment to our products when they create a personalized home with the features and finishes they select.
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
•Products.  We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level, with the goal of being attainable for the largest demand segments.  With our Built to Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, each of which may be at a premium added to a home’s selling price, and to personalize their homes beyond our base offerings by adding numerous design choices and options available in our KB Home Design Studios.  Our design studios, generally centrally located within our served markets, are a key component of our Built to Order process, with the mix of design choices and options we offer at each studio primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.”
We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as cost-effective as possible to construct.  To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets, which it periodically updates to incorporate value-
engineering enhancements, regulatory requirements and/or evolving consumer tastes.  Our library of standardized plans facilitates our ability to shift with local demand, which may include adding smaller square footage homes at communities to offer more affordable choices to buyers, and/or project site attributes, such as the size and location of developable lots.  This library also enables us to better understand in advance the cost to build our products and to compare and implement best land development and home construction practices across divisions and communities.
We also incorporate energy-efficient and water-saving features into our product designs to help lower our homebuyers’
total cost of homeownership and reduce our homes’ impact on the environment.
•Production.  In addition to differentiating us from other high-production homebuilders, our Built to Order process helps drive low-cost production.  We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes.  To help moderate construction-related cost inflation, we, to the extent practicable, enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.  By maintaining a substantial backlog, along with centralized scheduling and standardized reporting processes, we have established a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes.  This reduces our inventory risk, promotes construction efficiencies, enhances our relationships with independent contractors and other business partners, and provides us with greater visibility and predictability on future deliveries.
There have been and may in future periods be circumstances where we deviate from certain of the above principles, such as starting construction on a certain number of homes in a community before corresponding sales contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues, particularly in markets with low resale home inventory.  Generally, 60% to 70% of our homes delivered are Built to Order, with the remainder consisting of homes started without a corresponding buyer and partially constructed homes where the initial buyer cancelled their home sales contract with us.  We may also acquire land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards.  Additionally, significant supply chain disruptions from 2020 into 2023 substantially lengthened our average build time and hindered our even-flow home production process.  We achieved a meaningful sequential improvement in our build times each quarter beginning with the 2023 second quarter.  Our average build times in 2024 improved 28% from the prior year and as of the end of the 2024 fourth quarter, our build times had nearly returned to their historical average of between four to five months from start to home completion.
Asset Efficiency.  In implementing our KB Edge business strategy, a key focus is on enhancing asset efficiency.  We do this by calibrating home sales rates and selling prices at each of our communities to improve profitability; focusing on controlling direct construction costs; increasing inventory turns to the extent practical; balancing pace, price and construction starts at each community to optimize even-flow production and our return on each inventory asset within its market context; structuring land acquisitions to minimize upfront costs where possible, as discussed below under “Community Development and Land
Inventory Management”; and deploying excess cash flow from operations to help fuel additional revenue growth or reduce debt, among other steps.
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
•Offer customers choice and control.  From our synthesis of the foregoing consumer research and related activities, we give our homebuyers a wide array of choices to craft the new home that fits their particular lifestyle and priorities, including their homesite, floor plan, elevation and structural options.  Our homebuyers can visit our KB Home Design
Studios, where they get both advice and the opportunity to select from a broad range of included features, design choices and options that will help personalize their home.  When customers build a new home with us, they also enjoy choosing exactly what they want and paying only for what matters most to them.  This helps to meet homebuyers’
priorities at price points attainable to them.
•Create collaborative customer relationships.  In our view, we are not just selling a house.  We are in the business of delivering an exceptional, personalized experience that enables our customers to achieve perhaps the most meaningful purchase they will ever make and an important landmark in their life’s journey — their own home.  From this perspective, we strive to form close relationships with our homebuyers.  We endeavor to learn key details about what they want, their top priorities today and where they see themselves in the future, so we can co-create a home for their day-to-day lives.  We support each person or family, whether it is their first time or they have already been homeowners, with a dedicated community team of sales counselors, design consultants, customer service representatives, construction superintendents and other personnel.  This team is available to guide each homebuyer through each major step of the design, construction and closing of their KB home and aims to make the process as easy and straightforward as possible.
•Continue to listen to customers after the sale is done.  To help learn and improve our customer experience, we schedule follow-up visits with our customers 10 days and 30 days after they move in, as well as six, 10 and 18 months later, to hear about their experience in their new home and to address any concerns they may have, including warranty claims.  Information about our KB Home 10-year Limited Warranty program is provided in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction.  We are proud of the high levels of satisfaction our homebuyers have reported to us and outside survey firms.  In 2024, we continued to be one of the highest-ranked national homebuilders for customer satisfaction in third-party surveys and, based on long-running buyer surveys conducted by an outside organization we have engaged, achieved the highest level of customer satisfaction in our history, which we believe reflects the effective dedication we have to our homebuyers.
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
•Personalization. We give our homebuyers the ability to personalize their new home from floor plans to exterior styles, and from design choices to where they live in the community.  Additionally, at our KB Home Design Studios, our homebuyers have the opportunity to select from a broad range of included features, design choices and options.
•Innovative Design.  We believe we offer homebuyers product designs that distinctively blend contemporary consumer-
preferred elements, such as open floor plans, flexible living spaces, indoor/outdoor flow and extra storage; quality construction standards; and advanced technological features and devices, as compared to some other new and resale homes.
•Sustainability.  Our homes are engineered to be highly energy and water efficient, as discussed further below.
•Affordability. We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level.  In addition, in many of our communities, we can readily introduce smaller square footage floor plans to enable more customers to select and design a personalized home within their budget.  Our ENERGY STAR® certified homes can provide long-
term significant savings on utility bills, compared to typical resale homes and new homes that are not ENERGY STAR certified.
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
•Utilizing online tools to serve homebuyers where possible; and
•Presenting homebuyers with the ability to virtually see and walk through their home at various points during its construction and prior to closing.
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
Homebuyer Profile.  Our product portfolio for customers ranges from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities and higher average selling prices that generally attract a first or second move-up homebuyer.  We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over.  For more than a decade, first-time and first move-up homebuyers have accounted for an average of over 75% of our annual deliveries.  The following charts present our overall buyer profile and the percentage of homes delivered to first-time homebuyers within each homebuilding reporting segment for the year ended November 30, 2024:

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
Our corporate management and support personnel develop and oversee the implementation of company-wide strategic initiatives, our overall operational policies and internal control standards, and perform various centralized functions, including architecture; purchasing and national contracts; treasury and cash management; land acquisition approval; risk and litigation management; accounting and financial reporting; internal audit and compliance activities; information technology (“IT”)
systems; human resources strategy; marketing; and investor and media relations.
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business.  Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years.  In 2025, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards.  We may periodically sell certain land interests or monetize land previously held for future development to strategically balance our land portfolio in line with local or national market environments or for other reasons.  We may also decide not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers.  Historically, our community development process has typically ranged from 10 to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments.  The development process in our
West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California.  Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 150 lots per product line, with lots ranging in size from 2,000 to 11,000 square feet.  In our communities, we typically offer four to 15 home design choices.  We generally build one to three model homes at each community so that prospective homebuyers can preview the various products available.  Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits.  Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.

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
As part of the decision-making process for approving a land purchase, we review extensive information about a proposed project, including past use; assessment of environmentally sensitive areas and areas that may be suitable for parks, trails, and open space preservation; assessment of site development required, including any work needed to comply with storm water regulations; proximity to major employment and retail centers; and site design and product (home designs and specifications)
plans that are, among other things, consistent with our focus on building highly energy- and water-efficient homes.
We generally seek to structure our land acquisition and land development activities to minimize, or defer the timing of, expenditures in order to reduce both the market risks associated with holding land and our working capital and financial commitments, including interest and other carrying costs.  This may entail developing land in smaller phases wherever possible, and balancing development with our starts pace to manage our inventory of finished lots.  We typically use contracts that, in exchange for a small initial option payment or earnest money deposit, give us an option or similar right to acquire land at a future date, usually at a pre-determined price and pending our satisfaction with the feasibility of developing and selling homes on the land and/or an underlying land seller’s completion of certain obligations, such as securing entitlements, developing infrastructure or finishing lots.  We refer to land subject to such option or similar contractual rights as being “controlled.”  Our decision to exercise a particular land option or similar right is based on the results of our due diligence and continued market viability analysis after entering into such a contract.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2024 and 2023:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2024	2023	2024	2023	2024	2023	2024	2023
West Coast	2,286	2,343	10,794	9,784	10,876	6,093	23,956	18,220
Southwest	1,303	1,567	4,078	4,365	7,736	1,085	13,117	7,017
Central	1,575	2,156	9,866	10,981	9,615	4,191	21,056	17,328
Southeast	1,360	1,569	7,600	8,035	9,614	3,807	18,574	13,411
Total	6,524	7,635	32,338	33,165	37,841	15,176	76,703	55,976
(a)Land under option as of November 30, 2024 and 2023 includes 18,923 and 6,260 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.
The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of
November 30, 2024:

Inventory Lots
West Coast 31%
Southwest 17%
Southeast 24%
Central 28%

Home Construction and Deliveries.  Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale.  As discussed above under “Business
Strategy,” we generally commence construction of a home after we have a signed sales contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home.  Other than model homes, our inventories typically do not consist of a significant number of completed unsold homes.  However, cancellations of home sales contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having some unsold completed or partially completed homes in our inventory.  Our typical cycle time from home sale to delivery has historically ranged from six to seven months.
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
Raw Materials.  Outside of land, the principal raw materials used in our production process are concrete and forest products.  Other primary materials used in home construction include drywall, and plumbing and electrical items.  We source our building materials, many of which are domestically produced, from third parties and, to the extent feasible, select products with sustainability certifications or attributes.  In addition, our lumber suppliers generally certify that their wood was not sourced from endangered forests or is certified by recognized programs.  We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources.  In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs.  When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers.
Backlog
Our “backlog” consists of homes that are under a sales contract but have not yet been delivered to a homebuyer.  Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less home sales contract cancellations) generated during the current period minus the number of homes delivered during the current period.  Our backlog at any given time will be affected by cancellations, homes delivered and our community count.
Backlog value represents potential future housing revenues from homes in backlog.  Our cancellation rates and the factors affecting such rates are further discussed below under both Item 1A – Risk Factors and Item 7 – Management’s Discussion and
Analysis of Financial Condition and Results of Operations in this report.

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of
November 30, 2023 and 2024:

Ending Backlog - Homes
West Coast
Southwest
Central
Southeast
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
5,510
1,319
1,267
1,379
1,545
4,434
956
1,133
1,134
1,211
2023
2024

Ending Backlog - Value
($ in millions)
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,667.7
$567.0
$458.6
$616.7
$1,025.4
$2,242.9
$400.1
$436.1
$532.4
$874.3
2023
2024

Competition, Seasonality, Delivery Mix and Other Factors
Competition.  The homebuilding industry and housing market are highly competitive with respect to selling homes;
contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets.  We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms, some of which are larger and have greater financial resources than us, to small local enterprises.  As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, build time, and the design choices and options that can be included in a home.  In some cases, this competition occurs within larger residential development projects containing separate sections other homebuilders design, plan and develop.  We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing.
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires (which is expected to be the case in the Los Angeles County area due to the unprecedented wildfires it experienced in January 2025), hurricanes (such as the hurricanes that made landfall in the Southeast United States in September and October 2024), flooding or other natural disasters, there can be craft and skilled trade shortages that limit independent contractors’ ability to supply construction services, which in turn tends to drive up our costs and/or extend our production schedules.  Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, can increase the time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, lumber, drywall and concrete, or finished products.
We expect these upward cost trends may continue in 2025, particularly if and as there is greater competition for these resources across a disrupted global supply chain.
Seasonality.  Our performance is affected by seasonal demand trends for housing.  Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months
(corresponding to most of our second quarter and part of our third quarter) than at other times of the year.  This “selling season”
demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter).  However, as illustrated in the table below, the combination of rapidly rising mortgage interest rates, elevated inflation and other macroeconomic and geopolitical concerns disrupted our usual seasonal patterns in 2022.  Demand began to improve in the 2023 second quarter due to, among other things, constrained resale home inventory, favorable demographic trends, buyer interest in homes at our price points and our selective implementation of targeted sales strategies, including pricing adjustments and other homebuyer concessions
(particularly, mortgage-related concessions such as interest rate buydown or lock programs) to help drive order activity and minimize cancellations.  We can provide no assurance whether or to what extent typical seasonal performance trends will occur in 2025, or at all.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2024	25%	30%	24%	21%
2023	19%	36%	28%	17%
2022	39%	36%	19%	6%

Homes Delivered
2024	21%	25%	26%	28%
2023	21%	28%	25%	26%
2022	21%	25%	26%	28%

Housing Revenues
2024	21%	25%	25%	29%
2023	22%	27%	25%	26%
2022	20%	25%	27%	28%

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
development constraints; residential density); and the shifts that can occur in these factors over time.  These factors in each of our served markets will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open communities for sales, and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design choices and options); the pace at which we sell and deliver homes; the rate at which communities are sold out; and our housing gross profits and housing gross profit margins.  Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count.
Human Capital Resources
At November 30, 2024 and 2023, we had approximately 2,384 and 2,205 full-time employees, respectively.  None of our employees are represented by a collective bargaining agreement.
Our Culture.  We seek to attract, promote, and retain qualified personnel, particularly the leaders of our local divisions who manage our businesses in markets and partner with various stakeholders.  We strive to create an engaging environment that offers fulfilling work, meaningful career growth and development opportunities, and rewarding short- and long-term compensation programs aligned with our business objectives.  We also provide employee home purchase and product and service referral programs, as well as awards for employment service milestones.  Additionally, our benefit programs include medical, dental, and vision insurance, a savings/retirement plan, life and disability insurance, and tuition reimbursement, along with a range of voluntary benefits designed to meet individual needs.  We engage nationally recognized external compensation and benefits consulting firms to objectively evaluate our programs and benchmark them against those of peers and similarly sized organizations.  Through our 2024 fiscal year end, our top division and regional leaders have an average tenure with us of nearly 13 years, and the local leaders responsible for land acquisition, entitlement, and development average over eight years.
Our senior corporate officers, who set our overall strategy, have an average tenure of 22 years.  The extensive service history of our leadership team has provided consistency in managing our business and in reinforcing and sustaining our company culture at all levels of the organization.  For fiscal year 2024, our turnover rate was 18%, made up of 15% voluntary turnover and 3%
involuntary turnover.  For fiscal year 2023, our turnover rate was 27%, made up of 16% voluntary turnover and 11%
involuntary turnover.  We believe these rates are reasonable for our industry and market conditions at the time.
Promoting High Ethical Standards.  We aim to reach our business objectives by operating with integrity and following high ethical standards.  All employees must complete a training course on our Ethics Policy where they confirm they will adhere to its guidelines.  An internal ethics committee composed of senior corporate and regional leaders oversees the Ethics
Policy and reviews related matters.  We provide an independently managed hotline and reporting website that allow employees and third parties to anonymously report any ethics-related issues.
Talent Acquisition and Development.  We place a significant emphasis on growing our team members’ skills through talent development programs, including investing in training as discussed below.  We believe these initiatives have helped us achieve a high level of internal promotions and retention.  At the same time, we seek to attract the best possible candidates to join our company to, among other things, bring in innovative and diverse perspectives to help advance our business goals.
In addition to targeting experienced professionals within the homebuilding industry, we have implemented several programs designed to deepen our talent pool.  These programs include partnerships with colleges and universities, which help us to identify and recruit promising interns and early career professionals.  We have also made a concerted effort to recruit military veterans, recognizing the unique qualities they bring to the workplace, and are a founding supporter of the Building
Talent Foundation, established by the Leading Builders of America to help address the severe and persistent labor shortage in skilled trades affecting the homebuilding industry.
Training and Career Development.  To promote our employees’ professional growth and help drive the consistent execution of our business strategy, including our customer obsession philosophy, we offer training opportunities tailored to team members’ responsibilities throughout their careers with us.  We support a dedicated internet-based learning platform,
KBU, which includes a broad range of written, audio-visual, and interactive enterprise-wide and discipline-specific policy and training materials.  The platform features a library of approximately 1,811 self-directed courses and virtual, instructor-led programs for employees at all levels, as well as 389 leadership and managerial training topics.  During 2024, our team members completed more than 30,230 courses in total, averaging approximately 11 courses per employee.  Managers and supervisors also receive training to support the professional development of their direct reports.
To recognize and promote talented employees, we carry out a workforce and succession planning review process every year.  This process is aimed at identifying top-performing, high-potential team members, with a diverse range of experiences and backgrounds, for advancement to crucial field and corporate leadership positions.  The management development and compensation committee of our board of directors, composed of members with broad expertise and insight into human capital management, talent development and executive compensation across various organizational structures, as well as solid backgrounds in executive leadership, oversees this review process.
Inclusion.  To promote an inclusive workforce and the professional growth of the diverse individuals who join us, our employment policies prohibit discrimination based on race, color, religion, national origin, ancestry, familial status, age, veteran status, physical disability, mental disability, medical condition, gender, gender identity, sexual orientation, marital status, or any other legally protected status.  As outlined in our published Human Rights Statement, we are committed to fostering a work culture that treats all employees fairly and with respect.  This includes providing equal opportunities for professional growth and advancement based solely on merit, ensuring that every individual has the chance to thrive and succeed based on their own abilities and contributions.  As of November 30, 2024, females comprised 42% of our workforce and 33% of managerial employees.  In addition, ethnic/racial minorities comprised 38% of our workforce and 23% of managerial employees.
Employee Safety and Wellness. We strive to provide a safe and supportive working environment for our employees and trade partners, as discussed under the “Safety and Community Investment Initiatives” section of this report.  Ensuring the well-
being of our team members is a top priority, and we have implemented several initiatives to achieve this goal.  In addition to the comprehensive benefits programs previously described, we offer an extensive wellness program designed to support the overall health and well-being of our employees, including mental health and stress management.  Our wellness program is accessible to all employees through an online platform, ensuring that everyone, regardless of location or work schedule, can benefit from the resources provided.  The program features monthly interactive webinars that cover a range of topics related to holistic health.
These webinars are designed to educate employees on various aspects of wellness, including nutrition, mental health, physical fitness, and preventive care.  We believe that by offering these resources, we can help our employees lead healthier, more balanced lives, which in turn can lead to increased productivity and job satisfaction.  By continuously enhancing and expanding our offerings, we aim to create a positive and supportive work environment that benefits both our employees and the organization as a whole.

Sustainability Principles and Practices
For more than 17 years, we have made a dedicated effort to be an industry leader in sustainability and seek to integrate sustainable features, products and design elements into our homes in ways that maintain their affordability to our core customer segments and, as noted above under “Business Strategy,” help to lower long-term homeownership costs.  We believe our initiatives provide tangible benefits for our customers, our operations and the environment, and distinctly differentiate us from other builders of new homes and from resale homes.
Sustainability Practices. We have established an Environmental Management System (“EMS”), through which we focus on continually improving the energy efficiency of our homes so, among other things, there are less greenhouse gas (“GHG”)
emissions associated with their use over their multi-decade life cycle.  Our EMS, and its related manuals and other documentation, provides a framework for planning, implementing, measuring, evaluating and refining these efforts over time.
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
Energy Efficiency Commitment.  With most of the energy consumption during a home’s life occurring after it is delivered to the customer, our products’ energy efficiency is a key part of our efforts to help minimize a home’s impact on the environment from its day-to-day use.  Reflecting our long-standing focus on enhancing the energy efficiency of our homes, in
2008 we became the first national homebuilder to make a broad commitment to building ENERGY STAR certified homes.  In
2024, we achieved the significant milestone of over 200,000 ENERGY STAR certified new homes built, more than any other builder in the nation.  By comparison, the U.S. Environmental Protection Agency (“EPA”) estimates that fewer than 12% of new homes nationwide meet ENERGY STAR certification standards.
ENERGY STAR is a voluntary EPA and Department of Energy program that seeks to help consumers, businesses and industry save money and protect the environment through the adoption of energy-efficient products and practices.  According to the EPA, ENERGY STAR certified new homes achieve on average up to 20% energy-efficiency improvement compared to new homes built to local code, and even more compared to resale homes without certification.  Each certified home is estimated by the EPA to produce approximately 3,287 pounds (1.5 metric tons) per year less GHG emissions than a typical new home.
Based on our energy use analysis, our homes currently save our homeowners an estimated average of $1,400 annually on utility bills compared to typical resale homes.
We built our first solar home in 2005 and introduced our first all solar community in 2011.  In 2024, essentially all of our homes built in California were solar homes.  As of November 30, 2024, most of our model homes and sales offices in
California were powered by solar energy.  We are also building all-electric homes in many areas across the country per local requirements and conditions.  Each all-electric home produces approximately 3,800 pounds less CO2 per year compared to dual-
fuel homes, minimizing the GHG emissions generated over the life cycle of our homes.
GHG Emission Goal.  In 2020, we set a goal to lower the estimated GHG emissions (metric tons per year) produced through the use of our average home built in 2025 by 0.5 metric tons per year, or 8%, from the estimated 6 metric tons per year average for a KB home built in 2020.  We use the Home Energy Rating System (HERS®) Index to measure our progress, as each point reduction in the HERS Index equates to a 1% improvement in energy efficiency relative to a standard new home and potentially produces an average of 0.1 metric tons less GHG emissions (as calculated based on the states in which we operate).
Accordingly, our goal was to lower our national average HERS Index score by five points, from 50 for 2020 to 45 for 2025.
We achieved a HERS Index score of 45 in 2024, a year earlier than we targeted.  For comparison, a typical resale home today has a HERS Index score of 130.
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
We were the first national homebuilder to join the EPA’s WaterSense® program, which is a voluntary partnership program that is both a label for water-efficient products and a resource for helping conserve water, and have made a commitment to using WaterSense labeled products in our homes.  According to the EPA, WaterSense labeled products use at least 20% less water compared to products that are not WaterSense labeled.  In 2021, we were also the first national homebuilder to implement the new WaterSense Labeled Homes Program, Version 2, under which homes are to be at least 30% more water efficient than a typical new home.  In July 2022, we committed to building WaterSense labeled homes in all our future Arizona, California and
Nevada communities.
To date, we have built over 26,000 WaterSense labeled and Water Smart homes, which we believe is more than any other homebuilder, and installed over 1.2 million WaterSense labeled fixtures, collectively helping to save an estimated 2.1 billion gallons of water per year based on calculations derived from WaterSense program and supplier data.  This initiative helps homeowners use less water, as well as lower their utility bills, in some of the most drought-affected areas of the country.
Indoor Environments.  Our sustainability program portfolio includes incorporating features that are aimed at enhancing our homes’ indoor environment with air-sealing designs and high-performance ventilation systems and low- or zero-VOC products.
Our homes also feature interior door hardware with antimicrobial protection that helps reduce the spread of bacteria and germs.
Awards and Recognition.  We have been recognized with major national awards for our consistent leadership and commitment, including:
•2024 ENERGY STAR Partner of the Year – Sustained Excellence Award – This was our 14th consecutive award for demonstrating leadership in building highly energy-efficient homes;
•2024 ENERGY STAR Market Leader Awards – We set a new industry record by earning an unprecedented 30 awards, more than any other homebuilder;
•2024 WaterSense Sustained Excellence Award – We were once again the only national homebuilder to receive this honor in 2024, which is the highest level of recognition given by the EPA WaterSense program.  This is the 14th consecutive year we have been recognized for our achievements in constructing water-efficient homes;
•Newsweek’s 2025 list of America’s Most Responsible Companies – We were once again named by Newsweek as one of America’s most responsible companies, the only homebuilder to make this distinguished list five years in a row.
This recognition is based on our industry-leading environmental and social practices;
•Newsweek’s 2024 list of America’s Most Trustworthy Companies – This is the third consecutive year we have received this recognition, which is based on three main public pillars: customer trust, investor trust and employee trust;
•USA Today’s 2024 List of America’s Climate Leaders – We were the highest-ranked homebuilder and ranked in the top five percent of all companies, in consideration of, among other things, our annualized reductions in emission intensity and carbon disclosure rating;
•Time Magazine’s 2024 America’s Best Midsize Companies – We were the only national homebuilder to receive this distinction on this inaugural list, which evaluates employee satisfaction, revenue growth and sustainability transparency; and
•Forbes’ 2024 America’s Best Midsize Employers – We were recognized for a third time, the only national homebuilder to receive this distinction.  We earned a place in the top 20% of all listed companies through our focus on cultivating a supportive and inclusive workplace culture that encourages the growth and development of our employees.
Our annual sustainability reports, which we have published on our website since 2008, contain more information about our programs, goals, and achievements.
Safety and Community Investment Initiatives.  Safety is a priority for our employees, our homebuyers and our independent contractors.  To monitor our independent contractors’ compliance with their safety obligations, we track nearly 50 checkpoints across key aspects of jobsite safety, including safety documentation, personal protective equipment, scaffolding and ladders, fall protection, trenching and excavation, hazard assessment protocol, first aid and emergency plan, electrical safety and material safety.  In addition to our on-site construction managers conducting safety inspections weekly, each operating division has a designated representative who has successfully completed the Occupational Safety and Health Administration’s 30-hour training course which provides supervisors with a greater depth and variety of training on an expanded list of topics associated with the recognition, avoidance, abatement, and prevention of workplace hazards.  Since 2014, we have partnered with
IBACOS®, a nationally recognized expert in home construction quality and performance, to conduct annual jobsite safety reviews.
Our commitment to the communities we serve is not solely about the homes we build, as we strive to also make wider community contributions that intersect with the nature of our business.  Our KB Cares philanthropic program has four key focus areas: shelter, community, sustainability/environment and construction skills/employment.  KB Cares helps to build strong social ties by, among other things, providing our employees a means of giving back to the areas in which we operate through efforts ranging from assisting people in challenging circumstances to educating the next generation.  We have partnered with local nonprofits and community organizations to contribute to the long-term social fabric of the areas in which we build.  For instance, we work with Sackcloth & Ashes, an organization that donates a blanket to a local homeless shelter for every blanket we purchase as a housewarming gift for our new homeowners.  In 2023, we partnered with the National Forest Foundation and their mission to plant 50 million trees to help restore public lands, and conserve America’s mature and old growth forests.  As noted above under “Human Capital Resources,” we are also one of the founding partners of the Building Talent Foundation, whose mission is to advance the education, training and career progression of young people and people from underrepresented groups as skilled technical workers and business owners in residential construction.
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
Corporate Governance.  Our board of directors maintains a robust governance framework and leading practices to oversee the management of our business and, among other things, oversees our sustainability initiatives as part of our overall business strategy.  Our approach to corporate governance aligns with the principles of the Investor Stewardship Group, a coalition of some of the world’s largest investors and asset managers, as follows:

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
•We proactively engage with stockholders year-round.  Since 2021, many stockholder dialogues included discussions on our
sustainability-focused programs.  Two directors are liaisons to management on sustainability-related matters.

•Boards should have a strong, independent leadership structure.	•Our board has a strong independent lead director with significant responsibilities and authority. •Only independent directors serve on board committees.

•Boards should adopt structures and practices that enhance their effectiveness.
•Directors have extensive and relevant experience and skills.
•90% of directors are independent; 50% are women or racial or ethnic minorities.
•The average tenure of our board members is approximately seven years, with five of the directors on the Board having joined since
2021, promoting its refreshment.

•Boards should develop management incentive structures that are aligned with the long-term strategy of the company.
•We take stockholder feedback into account in our executive
compensation program, as discussed in our 2025 Proxy Statement.
•Management compensation is designed to encourage the achievement of our long-term strategic goals.
•All unvested employee equity awards made since 2017 require double-trigger vesting in a change in control.

More information concerning our corporate governance can be found in our Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”).

Government Regulations and Environmental Matters
Our operations are subject to myriad legal and regulatory requirements concerning land development (including governmental permits, taxes, assessments and fees), the homebuilding process, employment conditions and worksite health and safety.  These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay or prohibit project development or home sales, and/or make these activities more costly.  The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.  A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated.  However, environmental costs and accruals were not material to our operations, cash flows or financial position in 2024, 2023 or 2022.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  They can also be found at the SEC website at www.sec.gov.  We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices.  We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, By-Laws, corporate governance principles, board committee charters, and ethics policy.  We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Facebook® (Facebook.com/KBHome) and X®
(Twitter.com/KBHome), and other evolving communication technologies.  The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, Human Rights Statement,
Supplier Code of Conduct and other governance policies, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only.
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
•Soft or negative economic or housing market conditions.  Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including slow or negative economic growth, sustained elevated mortgage interest rates and inflation, and various other macroeconomic as well as geopolitical concerns, such as military conflicts in Ukraine and the Middle East, and the U.S. federal government’s financial and regulatory stability with the recent presidential election and change of administration.  Among other impacts, a severe or sustained economic contraction may trigger a rise in home sales contract cancellations, which we and the homebuilding industry experienced in our 2022 second half and 2023 first quarter, resulting in significantly lower net orders as compared to corresponding year-earlier periods.  In addition, these conditions, along with heightened competition from other homebuilders and sellers and landlords of existing homes, as discussed below, may lead us to reduce our home selling prices or offer other concessions to attract or retain buyers, which we did selectively in 2024 and 2023 (particularly, mortgage-related concessions such as interest rate buydowns), and expect to continue doing in
2025 to varying degrees, negatively affecting our revenues and margins and, to the extent the concessions we offer are not sufficient to attract and retain buyers, our net orders.  An extended downturn in the U.S. housing market could result in an oversupply of new home and resale inventory and greater foreclosure activity, which would further impair our ability to sell homes at the same volume, prices and margins as in prior periods.
•Reduced employment levels and job and wage growth.  While employment has mostly grown since mid-2020, it may rise more slowly or decline in 2025.  If it does, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders targeting a different buyer demographic.
•Lower population growth, household formations or other unfavorable demographic changes.  These may be driven by, among other things, birth rate changes, economic factors or U.S. immigration policies.
•Diminished consumer confidence, whether generally or as to purchasing a home.  Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability and home selling price perceptions (particularly in markets that experienced rapid home price appreciation), employment instability or otherwise.  Consumers may also decide not to search for a new home, or cancel their home sales contracts with us, due to economic or personal financial uncertainty.  The combination of elevated mortgage interest rates since early 2022, several years of rising housing prices, volatility across financial markets, persistent inflation and various other macroeconomic and geopolitical concerns have weighed on consumer budgets and confidence throughout 2024 and may continue to do so in 2025, including due to the change in U.S. presidential administrations in January and potential attendant regulatory instability.  In addition, homeowners who purchased their home with a relatively low mortgage interest rate, as was generally the case from mid-2020 to mid-2022, may be reluctant to move given the current higher interest rate levels.
With housing affordability at historically low levels, these conditions are expected to remain, and may worsen, in
2025.  Beyond negatively impacting demand, these conditions may require us to continue providing, or to increase, concessions like those described above to stimulate net orders, adversely affecting our revenues and margins.
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
Since 2022, insurance companies have discontinued, or significantly reduced, underwriting new homeowner insurance policies in areas that have experienced, or are thought to be at risk of experiencing, significant wildfires, hurricanes, flooding or other natural disasters, such as in California and Florida.  If potential homebuyers are unable to obtain affordable homeowner insurance coverage, which became more widespread during 2024 and is expected to be exacerbated by the unprecedented wildfires in the Los Angeles County area in January 2025, they may not be able to or decide not to pursue purchasing a home or may cancel a home sales contract with us.
•Poor lender performance.  We depend on third-party lenders, including GR Alliance Ventures, LLC (“GR Alliance”), a subsidiary of Guaranteed Rate, Inc. and our third-party partner in KBHS, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender.  These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers, including if adequate homeowner insurance is not available.  Poorly or non-performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home sales contract cancellations.  In addition, if GR Alliance or
KBHS perform poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.
•Adverse tax law changes.  If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates.  At the same time, favorable tax law changes will not necessarily increase demand or allow for higher selling prices for homes generally or for the homes we sell.
•Competition.  We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including single-family and other rental-housing operators.  This competitive environment may, among other things, cause us to reduce our home selling prices or offer other concessions to attract or retain buyers.  While the historically low level of resale home inventory reduced the competition from sellers of resale homes in 2023 and 2024, resale inventory levels rose in our served markets in the 2024 second half and we can provide no assurance that this favorable factor will continue to the same degree, or at all, in 2025.  In addition, volatility in buyer demand since 2022 increased competitive pressures for our business and is expected to continue into the next fiscal year.
•Seasonality.  As discussed above under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters.  However, as was the case in recent years, this pattern may not continue in the future at all or to the same degree as in the past.
•Inflation.  Since 2021, product and labor costs and general inflation in the economy have increased and remained elevated compared to the prior decade.  In turn, we experienced rising land and construction costs, particularly for building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent.  These trends are expected to continue to an extent in 2025, though they may worsen compared to prior years.  Inflation has also tempered consumer demand for homes, disrupted credit and lending markets and may increase our financing costs, as borrowings, if any, under our unsecured revolving credit facility with various banks (“Credit Facility”) and our senior unsecured term loan with the lenders party thereto (“Term
Loan”) typically accrue interest at a variable rate based on short-term Secured Overnight Financing Rate (“SOFR”).
While we attempt to pass on increases in our costs through increased selling prices, including for design choices and options, market forces and buyer affordability constraints can limit our ability to do so.  If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
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
Reflecting the housing market slowdown in the 2022 second half and 2023 first quarter, we and other homebuilders reduced land acquisition spending during the period.  With market conditions having improved since the 2023 first quarter, we and other homebuilders have measurably increased land investments, pressuring availability and pricing.
Whether we increase, decrease or maintain our current pace of land spend, we expect to continue to face competition for desirable land in our served markets in 2025 and beyond, limiting our ability to profitably develop communities and sell homes on such land.
•Supply chain and construction services shortages.  Our business relies on a network of suppliers and trade partners to source materials and services to build homes.  However, our industry and the U.S. economy have experienced since mid-2020 labor shortages, supply chain constraints and rising and volatile raw material prices and availability, as well as delays with respect to state and municipal construction permitting, inspections and utility processes.  Such constraints, cost pressures and delays have increased our costs, reduced our revenues in certain reporting periods, particularly in 2022 and 2023, and in some instances, led to home sales contract cancellations or lower customer satisfaction.  These trends could continue into 2025.  In an effort to manage our build times and deliver homes to our homebuyers, we, among other things, expanded our supplier base and added new construction service providers;
worked with our national suppliers to get products and materials; ordered items in advance of starting homes;
implemented construction process workarounds; simplified our design choices and options; paced lot releases to align with our production capacity; and balanced pace, price and construction starts to enhance margins.  Although we have achieved meaningful sequential improvement in our build times since the 2023 second quarter, we believe these challenging conditions may persist to a certain degree into and potentially throughout 2025, as discussed below under
“Outlook.”  We may also face increased home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities.
•Insufficient financial resources.  Our business needs considerable cash to, among other things, acquire and develop land, build homes and provide customer service.  We expect to meet our needs with existing cash, future operational cash flow, our Credit Facility and unsecured letter of credit facility with certain financial institutions (“LOC Facility”), or outside sources, including loans that are specifically obtained for, or secured by, particular communities or other inventory assets, which we refer to as “project financing.”  However, outside financing may be unavailable, costly and/
or considerably dilute stockholders.  For instance:
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
In addition, our business could be negatively affected if our net orders, homes delivered or backlog-to-homes delivered conversion rate fall; if often-volatile building materials prices or construction services costs increase, which has been the trend over the past few years; or if our community openings are delayed due to, among other things, prolonged development from supply chain disruptions, construction services shortages or otherwise, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, flooding, hurricanes or other natural disasters).  Though the extent is uncertain as of the date of this report, given the scope of the unprecedented wildfires in the Los Angeles County area in January 2025, we expect the recovery efforts to create some of these types of disruptions in the Southern California region during the year and beyond.
•Trade disputes and defective materials.  The federal government has imposed, and may in the future impose, new or increased import tariffs or sanctions, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items.  For example, the U.S., European Union and other countries have imposed wide-ranging sanctions on Russian business sectors, financial organizations, individuals and raw materials due to the military conflict in Ukraine that, in combination with restrictions caused by the hostilities, contributed to higher costs and shortages of building materials.  Military conflicts and other attacks in the Middle East region, including in or near shipping channels, may have a similar impact on the cost and availability of raw or finished building materials and components.  Further, the new U.S. presidential administration has promoted plans to raise tariffs and pursue other trade policies intended to restrict imports.  In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials.  If such disputes continue or recalls occur, our costs and supply chain disruptions, as described above, could increase further.
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
Strategy Risks.  Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in the highly volatile business environment of the past few years and as may occur in 2025, due to significant inflation, interest rate and financial market volatility, or political or social distress.  We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders.  We may also incur higher costs, or experience sourcing or supply chain disruptions that result in extended times to build our homes, as compared to other homebuilders due to our commitment to sustainability.  However, we expect there could be an unfavorable reputational impact if we do not maintain our sustainability programs, including if we decide not to construct homes that are designed to be ENERGY STAR certified or are otherwise as energy efficient as those we currently build; fail to achieve ENERGY STAR certification or any other voluntarily elected or mandatory energy-efficiency standard for our homes, which has occurred in a few instances in recent years; or if we fail to meet our sustainability objectives.  Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas.  Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders.
Adverse conditions in California would have particular significance to our business.  We generate the highest proportion of our revenues from and make significant inventory investments in our California operations.  However, we may be constrained or delayed in entitling land and selling and delivering homes in California, and incur higher development or construction costs, from water conservation or wildfire protection measures (including precautionary and event-induced electricity blackouts, temporary or extended local or regional evacuations, development moratoriums in high-risk areas, and community resiliency design requirements) that are intended to address severe drought and climate conditions that have arisen in recent years.  In addition, as large-scale wildfires and flooding, as well as hurricanes, heavy rains and other climate change-driven natural disasters in our served markets become more frequent and intense, as discussed below under “Climate Risk,” we may experience greater disruption to our land development and homebuilding activities, delaying orders and homes delivered, among other impacts.  Though the extent is uncertain and none of our communities or operations have been directly affected as of the date of this report, given the scope of the unprecedented wildfires in the Los Angeles County area in January 2025, we may experience some disruption in our homebuilding activities, and potentially with our orders and homes delivered, in the
Southern California region during the year and beyond.
Also, California’s highly regulated and litigious business environment has made the state an increasingly difficult place for us to operate.  This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 intended to lower GHG emissions.  For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all newly-built homes have solar power systems, and we may be unable to offset
(through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns.  We also face an uncertain solar power system provider environment largely due to changes in California net metering regulations that created significant instability in the solar power industry, with several providers going out of business or entering bankruptcy.  This has disrupted the supply and installation of solar power systems, causing delays in system completions and permissions to operate and, in turn, home deliveries.
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
Climate Risk.  While there is considerable debate over its drivers and magnitude, and about the physical, regulatory and/or technical/scientific mitigation or adaptation measures, if any, that should be implemented, global climate change and responses to it present potential risks to our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which could individually or collectively significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers.  Experiencing or addressing the various risks from climate change may significantly reduce our revenues and profitability, or cause us to generate losses.  For instance, incorporating greater resource efficiency into our home designs, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious customers or to meet our own sustainability goals, often raises our costs to construct homes.  In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’
resource efficiency can make them less attractive to municipalities, and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions.  We weigh the impact of the costs associated with offering more resource-efficient products against our priorities of generating higher returns and delivering homes that are affordable to our core first-time and first move-up buyers.  We also consider whether our buyers may face higher costs for, or may be unable to obtain, fire, flood or other hazard insurance coverage in certain areas due to local environmental conditions or historical events.  In balancing these objectives, we may determine we need to absorb most or all the additional operating costs that come with making our homes more efficient and/or from operating in areas with more extensive regulatory requirements, such as California, or certain climates.  While our years of experience in sustainable homebuilding, as discussed above under
“Sustainability Principles and Practices,” and ability to leverage economies of scale may give us an advantage over other homebuilders in managing these absorbed costs, they may be substantial for us.
Beyond the commercial pressures implicated by climate change concerns, our operations in any of our served markets may face potential adverse physical effects.  For example, California, our largest market, has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires (such as the unprecedented wildfires in the Los Angeles County area in January 2025), and resultant air quality impacts and power shutoffs associated with wildfire prevention.  In addition, based on an Arizona state order in June 2023, new housing subdivisions will not be permitted in some parts of Phoenix unless developers, like us, secure water supplies other than local groundwater.  While we have health and safety protocols in place for our construction sites and take steps to safeguard our administrative functions, including our IT resources, as described below under “Information Technology and Information
Security Risks,” we can provide no assurance that we or our suppliers or trade partners can successfully operate in areas experiencing frequent or persistent adverse climate-related conditions, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other homebuilders or businesses, depending on the nature of the conditions or other circumstances.
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
Though practically available technology and resources allow us only to make certain estimates, and not definitive measurements, of the effectiveness and overall impact of our longstanding and broad-based environmental sustainability initiatives described above under “Sustainability Principles and Practices,” we feel these initiatives and their evolution over time represent how we can best address climate change risks in the context of our business, industry and the wider, and rapidly changing, economic, social and political environment.  However, climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical, regulatory and adaptation/transition dimensions that cannot be mitigated given their wide-ranging, (sometimes unexpectedly) interdependent and largely unpredictable potential scope, nature, timing or duration.  Therefore, though we have not as of the date of this report identified or experienced any particular material impact, whether singular or in combination, to our consolidated financial statements from climate change or the associated regulatory, physical, transition and other risks discussed above, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage any of them to the extent they may arise.
Further, we expect that as concerns about climate change and other environmental issues continue to increase, homebuilders will be required to comply with new and extensive laws and regulations, including recently enacted climate disclosure laws in California as well as any climate-related disclosure rules that may be adopted by the SEC, each of which we anticipate will result in additional significant compliance costs.  In October 2023, California enacted the Climate Corporate
Data Accountability Act (“SB-253”), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope
3 emissions; and the Climate-Related Financial Risk Act (“SB-261”), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks.  While the state enacted SB-219 in September 2024 that amends certain aspects of SB-253 and SB-261, California law currently requires initial disclosures in 2026.  California also enacted a third climate-disclosure law that requires entities that operate in the state and make net zero emissions claims, carbon-
neutral claims or significant GHG reduction claims to disclose, starting in 2024, information about those claims and the purchase or use of voluntary carbon offsets used to achieve those claims.
We may also experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets, such as in
California, Florida, Nevada and Texas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.  Such severe weather events, including impacts from the unprecedented wildfires in the Los Angeles County area in January 2025, could delay home construction, increase construction costs, reduce the availability of building materials, and damage roads and/or cause transportation delays that stress our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local government agencies to provide approvals and service to new communities.  Further, if our insurance does not fully cover our costs and other losses from such events, our earnings, liquidity, or capital resources could be adversely impacted.
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
In prior years, we have recognized federal tax credits from our building energy-efficient new homes.  In some periods, these tax credits were not available because Congress had not renewed the program.  The 2022 Inflation Reduction Act (“IRA”)
extended this federal tax credit under Internal Revenue Code Section 45L (“Section 45L”) to 2032.  At the same time, the legislation newly tied qualifying for the Section 45L tax credit on and after January 1, 2023 to new homes achieving ENERGY
STAR certification.  Internal Revenue Service (“IRS”) guidance set a qualifying ENERGY STAR version that makes it more costly to satisfy the Section 45L requirements.  Subject to future guidance, regulation or legislation, we have opted to build homes in many of our markets beginning in 2025 to an alternate version of ENERGY STAR under which our homes delivered will continue to be highly energy efficient and qualify for ENERGY STAR certification but not qualify for Section 45L tax credits, as we believe the additional costs necessary for some of our homes to satisfy the higher Section 45L standards outweigh the possible benefits from meeting them for both our business and our buyers.  Therefore, we expect to realize fewer such tax credits compared to prior periods.  Further, should the Section 45L tax credit be reduced or repealed, or if the qualification standards are revised, or we adjust how we build our homes, such that even fewer of our homes qualify for the Section 45L or other energy efficiency-related tax credits, our income tax rate and expense would likely increase, which would reduce our net income and cash flow and may have a material adverse impact on our consolidated financial statements.
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
Information Technology and Information Security Risks.  We use IT resources to carry out important operational activities and maintain our business records.  Third parties provide and maintain many of our IT resources, including disaster recovery and business continuity services intended to safeguard access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards.  Our senior IT executives also periodically update the audit and compliance committee of our board of directors on our cybersecurity practices and risks, most recently in January
2025.  A reporting process has been established, and periodically tested and refined with the assistance of outside experts, to escalate notice within our organization of and coordinate our response to IT security events.  Depending on the severity of an event, our incident reporting process includes informing as early as practicable our senior corporate management and members of our board of directors.  If a cybersecurity incident is determined to be material, we are subject to additional SEC reporting requirements.  Our cybersecurity policies and procedures are further described below under Item 1C – Cybersecurity in this report.
Our systems have faced a variety of phishing, denial-of-service and other attacks and occasional theft of encrypted employee laptops.  To help counter the growing volume and sophistication of cyberattacks, including the potential of fraudulently inducing our employees, customers, trade partners and other third parties to disclose information or unknowingly provide access to systems or data, as well as state and other actors using artificial intelligence technology, we have implemented administrative, physical and multi-layered technical controls and processes to help address and mitigate cybersecurity risks and protect our IT resources, including employee education and awareness training, as well as third-party assessments.  Our technical defense layers are designed to provide multiple, overlapping measures to protect against exploitation of a vulnerability that may arise or if a security control fails.  For these defenses, we rely on a combination of artificial intelligence, machine learning computer network monitoring, malware and antivirus resources, firewall systems, vendor cloud service defenses, internet address and content filtering monitoring software that secures against known malicious websites and potential data exfiltration, and a variety of cyber intelligence threat monitoring sources that provide ongoing updates, all provided from third parties that we believe, but cannot guarantee, are capable of performing the protective service for which we have engaged them.
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
Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 1C.CYBERSECURITY
Risk Management and Strategy.  We have policies and procedures for identifying, assessing and managing material risks associated with cybersecurity threats.  To help protect our IT resources, we have instituted administrative, physical and technical controls and processes and commissioned third-party assessments.  The technical defense measures we have implemented are designed to address vulnerabilities that may arise, including from a security control failure.  These measures currently involve a combination of artificial intelligence; machine learning computer network monitoring; malware and antivirus resources; firewall systems; endpoint detection and response; cloud service defenses; Internet address and content filtering monitoring software intended to secure against known malicious websites and potential data exfiltration; and a variety of cyber intelligence and threat monitoring sources, which provide ongoing updates, all provided by third parties that we believe are capable of performing the service for which they have been engaged or governmental agencies.  When engaging a third party for these types of services and resources, we typically conduct a security review involving, as relevant to the service or resource, discussions with the firm’s security personnel, evaluation of auditor reports, and other requested information and documentation.
We evaluate, and adjust as determined appropriate, our cybersecurity strategies and measures based on the above-noted
threat monitoring sources, learnings from periodic incident response tabletop exercises in which members of senior management participate; penetration tests and scanning exercises; and an annual cybersecurity and/or cloud security risk assessment conducted with help from outside experts informed by the National Institute of Standards and Technology
Cybersecurity framework.  Our IT function also undertakes a specific risk review, assisted in part by independent consultants and other third parties, that is integrated into the overall annual enterprise risk management assessment the board of directors’
audit and compliance committee oversees.  Our internal audit department incorporates the results from this risk review, and cybersecurity-related enhancements identified through the review, in designing and conducting its IT function audits, in some cases with a third-party firm’s assistance.
To support the ongoing identification and management of cybersecurity issues, all employees are required to complete cybersecurity awareness training, including social engineering, password best practices, data classification and phishing awareness, with additional training for handling of customer personal information.  We also publish a monthly security awareness newsletter along with performing ongoing internal phishing assessments.
We also consider and evaluate cybersecurity risks associated with KBHS and third-party service providers that we have identified as having the greatest potential to expose us to cybersecurity threats.  We have established due diligence procedures with KBHS and such third-party service providers, as well as communication channels as part of their breach and incident response processes.  We also review annually the System and Organization Controls reports of third-party vendors hosting our data to ensure they maintain adequate access management controls including physical safeguards, disaster recovery capabilities, data privacy and notification processes, onboarding processes, incident response procedures and periodic independent testing of the vendor capabilities.  We depend on our third-party service providers, KBHS and outside service providers to our customers with whom we share some personal identifying and confidential information to secure the information they receive from us.
Our business strategy, results of operations, or financial condition may be materially affected if our IT resources are compromised, whether by an intentional attack, natural or man-made disaster, electricity blackout, IT/cybersecurity failure, systems misconfiguration, denial-of-service attacks, service provider error, mismanaged user access protocols, personnel action, or otherwise, as we may be severely limited in conducting operations for an extended period, experience internal control failures, be cut off from assets or funds, face reputational damage, lose customers and related revenues and/or have private party or governmental legal proceedings instituted against us, and incur significant expenses to resolve any such issues.  Similar impacts may result from a substantial disruption, or security incident or breach KBHS or an outside service provider to our customers suffers, which could also result in sensitive personal information being publicly disclosed or misused.
Governance.  Our management is responsible for the ongoing assessment of, and for developing and implementing our strategies and measures to address, material cybersecurity risks.  Our board of directors through its audit and compliance committee oversees management’s cybersecurity assessment activities and protective strategies and measures.  This includes engaging in periodic reviews with management covering, among other things, our cybersecurity practices and risks. Our chief information officer (“CIO”) periodically provides this review to the audit and compliance committee, with the most recent review conducted in January 2025.  The CIO, who has more than 34 years of experience in IT and cybersecurity, is supported by a chief information security officer and various employees and dedicated contract personnel experienced with IT and cybersecurity matters who are responsible for procuring, using, maintaining, updating and evaluating the cybersecurity measures detailed above.  These individuals also hold numerous cloud, security and privacy certifications.
Our IT function, which is led by the CIO, maintains and is initially responsible for executing on a cybersecurity incident response plan and specific runbooks, which describe processes for evaluating and escalating, depending on severity, within the enterprise and up to our senior executive management and board of directors the cybersecurity threats and incidents, or potential threats or incidents, identified through our cybersecurity measures, as well as making public disclosures thereof.  This team also maintains other policies and procedures concerning cybersecurity matters, such as encryption standards, antivirus protection, remote access, multifactor authentication, data classification, confidential information and the use of the internet, social media, email and wireless devices.  We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio.
Our IT systems have faced a variety of phishing, denial-of-service and other attacks.  Although we have not identified any cybersecurity incidents during the fiscal years covered by this report that have materially affected or are reasonably likely to materially affect our business strategy, consolidated results of operations or consolidated financial condition, we can provide no assurance that our security measures will be successful and therefore we may experience a cybersecurity incident that materially affects our business strategy, consolidated results of operations, consolidated financial condition or reputation, including, but not limited to those described above. For more information about the cybersecurity risks we face, see Item 1A – Risk Factors.
Item 2.PROPERTIES
None.
Item 3.LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2024:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	69	Chairman and Chief Executive Officer (a)	2024	31	Chairman, President and Chief Executive Officer	2016- 2024
Jeff J. Kaminski	63	Executive Vice President and Chief Financial Officer	2010	14
Robert V. McGibney	50	President and Chief Operating Officer	2024	24	Executive Vice President and Chief Operating Officer	2022- 2024
					Executive Vice President and Co-Chief Operating Officer	2021- 2022
					Regional President	2018- 2021
Albert Z. Praw	76	Executive Vice President, Real Estate and Business Development	2011	28
Brian J. Woram	64	Executive Vice President and General Counsel	2010	14
(a)Mr. Mezger has served as a director since 2006.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.”  As of December 31, 2024, there were 506 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in
this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30,
2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	$—	$800,000
October 1-31	834,996	69.46	58,000	742,000
November 1-30	529,307	79.35	42,000	700,000
Total	1,364,303	$73.30	$100,000
As of November 30, 2023, we were authorized to repurchase up to $163.6 million of our outstanding common stock under a share repurchase program approved by our board of directors in March 2023.  On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock, replacing the prior board of directors authorization, which had $113.6 million remaining, as further discussed in Note 19 – Stockholders’ Equity in the Notes to
Consolidated Financial Statements in this report.  In the 2024 fourth quarter, we purchased 1,264,484 shares of our common stock pursuant to this authorization at a total cost of $100.0 million, bringing our total repurchases in 2024 to 4,725,181 shares at a total cost of $350.0 million.  As of November 30, 2024, we were authorized to repurchase up to $700.0 million of our outstanding common stock.
During the three months ended November 30, 2024, we also purchased certain previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards.  These transactions are not considered repurchases under the board of directors authorization.
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
Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2019	2020	2021	2022	2023	2024
KB Home	$100	$103	$119	$95	$160	$257
S&P 500 Index	100	117	150	136	155	208
Dow Jones US Home Construction Index	100	122	163	138	217	306
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before
December 1 of the year-end periods presented.  The closing price of KB Home common stock on the New York Stock
Exchange was $82.74 per share on November 30, 2024 and $52.10 per share on November 30, 2023.  The performance of our common stock as presented above reflects past performance only and is not indicative of future performance.  Total return assumes $100 invested at market close on November 30, 2019 in KB Home common stock, the S&P 500 Index and the Dow
Jones US Home Construction Index, including reinvestment of dividends.
Item 6.[RESERVED]
Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2024 and 2023 financial results, including comparisons of our year-
over-year performance between these years.  Discussion and analysis of our 2022 fiscal year specifically, as well as the year-
over-year comparison of our 2023 financial performance to 2022, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended

November 30, 2023, filed with the SEC on January 19, 2024, which is available on our investor relations website at
investor.kbhome.com and the SEC website at www.sec.gov.
RESULTS OF OPERATIONS
Overview.  Revenues are generated from our homebuilding and financial services operations.  The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues:
Homebuilding	$6,902,239	$6,381,106	$6,880,362	8%	(7)%
Financial services	27,847	29,523	23,414	(6)	26
Total	$6,930,086	$6,410,629	$6,903,776	8%	(7)%
Pretax income:
Homebuilding	$802,028	$731,783	$1,033,615	10%	(29)%
Financial services	48,890	39,494	38,451	24	3
Total	850,918	771,277	1,072,066	10	(28)
Income tax expense	(195,900)	(181,100)	(255,400)	(8)	29
Net income	$655,018	$590,177	$816,666	11%	(28)%
Earnings per share:
Basic	$8.70	$7.25	$9.35	20%	(22)%
Diluted	$8.45	$7.03	$9.09	20%	(23)%
In 2024, our operational execution contributed to year-over-year increases in total revenues, net income and diluted earnings per share.  Our performance for the year reflected, among other things, key longer-term housing market drivers remaining largely positive, including favorable demographic trends, rising household formations, solid employment, wage growth and the ongoing undersupply of new and resale homes.  At the same time, affordability constraints stemming largely from rising mortgage interest rates tempered buyer demand in 2024.
Our net orders in 2024 increased 18% year over year to 13,093, and the pace of monthly net orders per community rose to
4.4 from 3.8 in 2023, despite uneven market conditions during the current year that were driven primarily by buyer discomfort with volatile mortgage interest rates, persistent inflationary pressures and general economic concerns.  To navigate this business environment, we focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context.  With this approach, we implemented price increases in most of our communities in the 2024 first half, selectively adjusted prices at certain communities in the third quarter to help stimulate demand, and, given our backlog entering the period, held prices relatively stable in the seasonally slower fourth quarter.  Additionally, we continued
to employ targeted sales strategies throughout the year, as we have to varying degrees since the 2022 second half, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydowns), to help drive order activity and minimize cancellations, especially during periods of rising mortgage interest rates.  Reflecting these actions, and relatively soft net order levels in the year-earlier quarter, our 2024 fourth quarter net orders and net order value each grew 41% year over year, with all of our homebuilding reporting segments generating increases.  Our cancellation rate as a percentage of gross orders for the 2024 fourth quarter improved to 17%, from 28% for the 2023 fourth quarter and, together with our improved build times compared to a year ago, our homes delivered as a percentage of backlog at the beginning of the quarter increased to
69% for the 2024 fourth quarter from 49% for the year-earlier quarter.

Homebuilding revenues for 2024 and 2023 were comprised of housing revenues and land sale revenues.  Housing revenues of $6.90 billion grew 8% from the previous year, due to a 7% increase in the number of homes delivered to 14,169 and a slight increase in the overall average selling price of those homes to $486,900.  Approximately 50% of our homes delivered in 2024 were to first-time homebuyers.  Homebuilding operating income for 2024 increased 6% to $763.9 million, compared to $718.7 million for 2023 and, as a percentage of homebuilding revenues was 11.1%, compared to 11.3%.  Our homebuilding operating income margin for 2024 primarily reflected a 20 basis point decrease in our housing gross profit margin to 21.0%, as selling, general and administrative expenses as a percentage of housing revenues were nearly even with the prior year at 10.0%.  Net income and diluted earnings per share for 2024 grew 11% and 20%, respectively, each as compared to 2023.  The increase in diluted earnings per share for 2024 was driven by higher net income and the favorable impact of our common stock repurchases over the past several quarters.
Our return on equity (“ROE”) for 2024 was 16.6%, compared to 15.7% for 2023.  ROE is calculated as net income for the year divided by average stockholders’ equity, where average stockholders’ equity is based on the ending stockholders’ equity balances of the trailing five quarters.
We believe our strong balance sheet and liquidity position helped provide us with the flexibility to operate effectively through the evolving market conditions during the year and pursue our priorities of investing in land and land development to support future growth and returning capital to our stockholders.  In 2024, we continued to take a balanced approach in allocating our capital aligned with these priorities.  Our investments in land and land development for 2024 increased 58% year over year to $2.84 billion.  In addition, we repurchased approximately 4.7 million shares of our common stock at a total cost of
$350.0 million, which represented about 6% of our shares that were outstanding at the start of the year, and in the 2024 second quarter, our board of directors increased the quarterly cash dividend on our common stock by 25% to $.25 per share, from $.20 per share.  We paid a cash dividend at this higher rate in the 2024 second, third and fourth quarters.  We ended 2024 with total liquidity of $1.68 billion, comprised of $598.0 million of cash and cash equivalents and $1.08 billion of available capacity under our Credit Facility.  We had no cash borrowings outstanding under the Credit Facility at November 30, 2024.
Reflecting our increased investments in land and land development, we ended 2024 with 258 active communities, up 7%
year over year.  Although the number of homes in our ending backlog at November 30, 2024 was down 20% year over year to
4,434, mainly reflecting a 28% improvement in our 2024 average build time, we believe we are well-positioned for 2025, as described below under “Outlook.”
HOMEBUILDING
Financial Results.  The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2024	2023	2022
Revenues:
Housing	$6,898,667	$6,370,421	$6,880,362
Land	3,572	10,685	—
Total	6,902,239	6,381,106	6,880,362
Costs and expenses:
Construction and land costs
Housing	(5,449,382)	(5,020,783)	(5,210,802)
Land	(2,101)	(9,492)	(2,541)
Total	(5,451,483)	(5,030,275)	(5,213,343)
Selling, general and administrative expenses	(686,848)	(632,094)	(629,645)
Total	(6,138,331)	(5,662,369)	(5,842,988)
Operating income	763,908	718,737	1,037,374
Interest income and other	32,101	13,759	704
Equity in income (loss) of unconsolidated joint ventures	6,019	(713)	(865)
Loss on early extinguishment of debt	—	—	(3,598)
Homebuilding pretax income	$802,028	$731,783	$1,033,615

	Years Ended November 30,
	2024	2023	2022
Homes delivered	14,169	13,236	13,738
Average selling price	$486,900	$481,300	$500,800
Housing gross profit margin as a percentage of housing revenues	21.0%	21.2%	24.3%
Adjusted housing gross profit margin as a percentage of housing revenues	21.1%	21.4%	24.8%
Selling, general and administrative expenses as a percentage of housing revenues	10.0%	9.9%	9.2%
Operating income as a percentage of homebuilding revenues	11.1%	11.3%	15.1%
Revenues.  Homebuilding revenues of $6.90 billion for 2024 grew 8% from the prior year due to an increase in housing revenues, partly offset by a decrease in land sale revenues.
In 2024, housing revenues grew 8% from the previous year, reflecting a 7% increase in the number of homes delivered and a slight increase in their overall average selling price.  The year-over-year growth in the number of homes delivered reflected increases of 28%, 9% and 7% in our West Coast, Southeast and Southwest homebuilding reporting segments, respectively, partially offset by a 10% decrease in our Central segment.  The slightly higher average selling price primarily resulted from the combined effect of product and geographic mix factors, particularly a greater proportion of homes delivered from our higher-
priced West Coast homebuilding reporting segment, and a decrease in homebuyer concessions.
We generated $3.6 million of land sale revenues in 2024, compared to $10.7 million of such revenues in 2023.  Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income.  Our homebuilding operating income increased 6% in 2024, as compared to the previous year, primarily reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses.  In 2024 and 2023, homebuilding operating income included total inventory-related charges of $4.6 million and $11.4 million, respectively, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial
Statements in this report.  As a percentage of homebuilding revenues, our homebuilding operating income for 2024 decreased
20 basis points year over year to 11.1%, mainly due to a lower housing gross profit margin.  Excluding inventory-related charges for both periods, our homebuilding operating income margin declined 30 basis points to 11.1% in 2024 from 11.4% in
2023.
•Housing Gross Profits – In 2024, housing gross profits of $1.45 billion grew 7% from the previous year, reflecting an increase in housing revenues, partly offset by a decrease in our housing gross profit margin.  Housing gross profits for
2024 and 2023 included inventory-related charges associated with housing operations of $4.6 million and $11.4 million, respectively.
Our housing gross profit margin for 2024 was 21.0%, down 20 basis points from the previous year, primarily due to product and geographic mix shifts of homes delivered and higher relative construction and land costs, largely offset by decreases in both inventory-related charges and homebuyer concessions.  As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for 2024 and 1.9% for
2023.  Excluding the inventory-related charges associated with housing operations described above, our adjusted housing gross profit margin decreased 30 basis points year over year to 21.1% in 2024.  The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sale profits totaled $1.5 million for 2024, compared to $1.2 million for 2023.

•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2024	% of Housing Revenues	2023	% of Housing Revenues	2022	% of Housing Revenues
Marketing expenses	$158,108	2.3%	$143,577	2.2%	$136,262	2.0%
Commission expenses (a)	238,327	3.5	222,743	3.5	220,466	3.2
General and administrative expenses	290,413	4.2	265,774	4.2	272,917	4.0
Total	$686,848	10.0%	$632,094	9.9%	$629,645	9.2%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for 2024 increased 9% from the prior year.  As a percentage of housing revenues, selling, general and administrative expenses for 2024 were nearly even with 2023, primarily reflecting higher costs, including marketing and other expenses associated with the increase in our community count during the year to position our operations for growth, mostly offset by increased operating leverage from higher housing revenues.
Interest Income/Expense and Other.  In 2024, interest income and other was comprised of interest income and a $12.5 million gain associated with the sale of a privately held technology company in which we held an ownership interest.  Further information regarding this gain is provided in Note 11 – Other Assets in the Notes to Consolidated Financial Statements in this report.  In 2023, interest income and other was comprised solely of interest income.  Interest income, which is generated from short-term investments, increased to $19.6 million in 2024, compared to $13.8 million in 2023 due to our higher average balance of cash equivalents and a higher average interest rate in 2024.  Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs.  The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and the interest rate on that debt.  In 2024, total interest incurred of $105.6 million decreased from
$107.1 million in 2023 primarily due to there being no borrowings under the Credit Facility in 2024.  All interest incurred during 2024 and 2023 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period.  As a result, we had no interest expense for 2024 or 2023.  Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial
Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures.  Our equity in income of unconsolidated joint ventures was
$6.0 million for 2024, compared to a nominal equity in loss of unconsolidated joint ventures for 2023.  The year-over-year improvement in 2024 mainly reflected homes delivered by an unconsolidated joint venture in California.  In 2023, our unconsolidated joint ventures did not deliver any homes.  Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial
Statements in this report.
Net Orders, Backlog and Community Count.  The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2024 and 2023 (dollars in thousands):

	Years Ended November 30,
	2024	2023
Net orders	13,093	11,084
Net order value (a)	$6,473,895	$5,346,541
Cancellation rate (b)	14%	26%
Ending backlog — homes	4,434	5,510
Ending backlog — value	$2,242,907	$2,667,679
Ending community count	258	242
Average community count	248	245

(a)Net order value represents potential future housing revenues associated with net orders generated during the period, as well as homebuyer selections of lot and product premiums and design choices and options for homes in backlog during the same period.
(b)Cancellation rate represents the total number of contracts for new homes cancelled during a period divided by the total
(gross) orders for new homes generated during the same period.
Net Orders.  Net orders from our homebuilding operations for the year ended November 30, 2024 grew 18% from the previous year, reflecting an increase in the pace of monthly net orders per community to 4.4 in 2024, compared to 3.8 in 2023.
The value of our 2024 net orders rose 21% year over year as a result of the net order growth and a 3% increase in the overall average selling price of net orders to $494,500.  In 2024, the year-over-year growth in our overall net order value reflected increases in each of our homebuilding reporting segments, ranging from 13% in our Southeast segment to 48% in our Central segment.
Our cancellation rate as a percentage of gross orders for the year ended November 30, 2024 improved year over year, reflecting buyers’ ability and willingness to close on their homes when available for delivery.
Backlog.  The number of homes in our backlog at November 30, 2024 decreased 20% from the previous year mainly due to a 28% improvement in our 2024 average build time.  The potential future housing revenues in our backlog at November 30,
2024 were down 16% year over year, reflecting fewer homes in our backlog, partially offset by a 4% increase in the average selling price of those homes.  Backlog value decreased in each of our four homebuilding reporting segments, with decreases in value ranging from 5% in our Central segment to 29% in our Southeast segment.  Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count.  Our average community count for 2024 expanded slightly from the previous year, and our ending community count grew 7%.  The year-over-year increase in our ending community count primarily reflected our investments in land and land development in 2023 and 2024 generating new community openings over the past 12 months that exceeded the number of communities selling out during the same period.  Our ending community count for 2024 also reflected a 58% year-
over-year increase in our investments in land and land development for the year, as discussed below under “Liquidity and
Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data.  The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2024	2023	2024	2023	2024	2023
West Coast	4,316	3,365	3,982	3,623	14%	17%
Southwest	2,890	2,699	2,645	2,386	10	17
Central	4,051	4,506	3,917	2,784	14	40
Southeast	2,912	2,666	2,549	2,291	19	27
Total	14,169	13,236	13,093	11,084	14%	26%

	Net Order Value			Average Community Count
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	$2,780,631	$2,423,459	15%	80	76	5%
Southwest	1,225,604	1,032,334	19	43	44	(2)
Central	1,427,132	965,994	48	76	79	(4)
Southeast	1,040,528	924,754	13	49	46	7
Total	$6,473,895	$5,346,541	21%	248	245	1%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2024	2023	Variance	2024	2023	Variance
West Coast	1,211	1,545	(22)%	$874,364	$1,025,381	(15)%
Southwest	1,134	1,379	(18)	532,371	616,717	(14)
Central	1,133	1,267	(11)	436,093	458,593	(5)
Southeast	956	1,319	(28)	400,079	566,988	(29)
Total	4,434	5,510	(20)%	$2,242,907	$2,667,679	(16)%
As discussed above under Item 1 – Business in this report, the composition of our homes delivered, net orders and backlog shifts with the product and geographic mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, changing as new communities open and existing communities wind down or sell out in the ordinary course.  In addition, with our Built to Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, product premiums and the design choices and options buyers select.  These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment described in Note 2 – Segment
Information in the Notes to Consolidated Financial Statements in this report.  Corporate and other had operating losses of
$149.0 million in 2024, $142.6 million in 2023 and $145.3 million in 2022.
The financial results of our homebuilding reporting segments for 2024 and 2023 were impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast.  The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$2,932,058	$2,321,093	$3,050,506	26%	(24) %
Construction and land costs	(2,367,008)	(1,888,422)	(2,345,754)	(25)	19
Selling, general and administrative expenses	(195,436)	(165,712)	(184,619)	(18)	10
Operating income	$369,614	$266,959	$520,133	38%	(49) %
Homes delivered	4,316	3,365	4,186	28%	(20) %
Average selling price	$679,300	$689,800	$728,700	(2) %	(5) %
Operating income as a percentage of revenues	12.6%	11.5%	17.1%	110bps	(560) bps
In 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues.  In 2023, revenues were generated solely from housing revenues.  Housing revenues for 2024 grew 26% from 2023 due to an increase in the number of homes delivered, partly offset by a decrease in their average selling price.  Operating income for 2024 was also up year over year, reflecting higher housing gross profits, partially offset by higher selling, general and administrative expenses.
As a percentage of revenues, this segment’s 2024 operating income increased from the previous year, reflecting a 70 basis-point expansion in the housing gross profit margin to 19.3% and a 40 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.7%.  The housing gross profit margin expansion primarily reflected lower relative construction and land costs, increased operating leverage from higher housing revenues, a decrease in homebuyer concessions and product and geographic mix shifts of homes delivered.  Inventory-related charges associated with housing operations decreased to $2.9 million in 2024, compared to $4.9 million in 2023.  The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues was mainly due to improved operating leverage from increased housing revenues, partly offset by higher costs including marketing and other expenses associated with our expanded community count in this segment.
Southwest.  The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$1,309,950	$1,169,948	$1,110,045	12%	5%
Construction and land costs	(984,730)	(896,089)	(789,651)	(10)	(13)
Selling, general and administrative expenses	(96,438)	(85,235)	(82,002)	(13)	(4)
Operating income	$228,782	$188,624	$238,392	21%	(21) %

Homes delivered	2,890	2,699	2,592	7%	4%
Average selling price	$453,300	$431,200	$428,300	5%	1%
Operating income as a percentage of revenues	17.5%	16.1%	21.5%	140bps	(540)bps
This segment’s revenues in 2024 were generated solely from housing revenues.  In 2023, revenues were comprised of both housing revenues and land sale revenues.  Housing revenues for 2024 grew 13% year over year, reflecting increases in both the number of homes delivered and their average selling price.  Land sale revenues totaled $6.0 million in 2023.  Operating income rose from the previous year, primarily due to higher housing gross profits, partly offset by higher selling, general and administrative expenses and the absence of land sale profits in 2024.  Land sale profits totaled $1.1 million in 2023.  As a percentage of revenues, operating income increased year over year, primarily due to a 140 basis-point expansion in the housing gross profit margin to 24.8%, with selling, general and administrative expenses as a percentage of housing revenues nearly even at 7.4%.  The year-over-year improvement in the housing gross profit margin mainly reflected lower relative construction and land costs, increased operating leverage from higher housing revenues, a decrease in homebuyer concessions, and product and geographic mix shifts of homes delivered.
Central.  The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$1,452,794	$1,831,914	$1,749,231	(21) %	5%
Construction and land costs	(1,136,420)	(1,420,063)	(1,336,986)	20	(6)
Selling, general and administrative expenses	(144,942)	(153,248)	(140,248)	5	(9)
Operating income	$171,432	$258,603	$271,997	(34) %	(5) %

Homes delivered	4,051	4,506	4,339	(10) %	4%
Average selling price	$357,800	$405,500	$403,100	(12) %	1%
Operating income as a percentage of revenues	11.8%	14.1%	15.6%	(230)bps	(150)bps
This segment’s revenues in 2024 and 2023 were comprised of both housing revenues and land sale revenues.  Housing revenues for 2024 declined 21% from the prior year to $1.45 billion, reflecting decreases in both the number of homes delivered and the average selling price of those homes.  Land sale revenues were $3.2 million in 2024, compared to $4.7 million in 2023.
Operating income for 2024 was down year over year mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses.  Land sale profits were $1.1 million in 2024, compared to $.1 million in 2023.  As a percentage of revenues, operating income declined from the previous year, reflecting an 80 basis-point decrease in the housing gross profit margin to 21.7% and a 150 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.0%.  The year-over-year decline in the housing gross profit margin was mainly driven by higher relative construction and land costs, product and geographic mix shifts of homes delivered, and reduced operating leverage from lower housing revenues, partly offset by a decrease in amortization of previously capitalized interest.  The housing gross profit margin for 2024 included inventory-related charges of $.8 million, compared to $2.5 million in 2023.  The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues was primarily due to reduced operating leverage from lower housing revenues.
Southeast.  The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$1,207,437	$1,058,151	$970,580	14%	9%
Construction and land costs	(956,682)	(815,760)	(731,813)	(17)	(11)
Selling, general and administrative expenses	(107,642)	(95,262)	(86,585)	(13)	(10)
Operating income	$143,113	$147,129	$152,182	(3)%	(3)%

Homes delivered	2,912	2,666	2,621	9%	2%
Average selling price	$414,600	$396,900	$370,300	4%	7%
Operating income as a percentage of revenues	11.9%	13.9%	15.7%	(200)bps	(180)bps
This segment’s revenues for 2024 and 2023 were generated solely from housing operations.  In 2024, housing revenues grew year over year due to increases in both the number of homes delivered and the average selling price of those homes.
Operating income was down from 2023, reflecting higher selling, general and administrative expenses, partly offset by higher housing gross profits.  As a percentage of revenues, operating income decreased from 2023 primarily due to a 210 basis-point decline in the housing gross profit margin to 20.8% that mainly reflected higher relative construction and land costs, and product and geographic mix shifts of homes delivered, partly offset by a decrease in inventory-related charges and improved operating leverage from higher housing revenues.  In 2024, inventory-related charges associated with housing operations were
$.5 million, compared to $4.0 million in 2023.  Selling, general and administrative expenses as a percentage of housing revenues improved 10 basis points year over year to 8.9%.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2024	2023	2022
Revenues	$27,847	$29,523	$23,414
Expenses	(6,133)	(5,726)	(5,762)
Equity in income of unconsolidated joint ventures	27,176	15,697	20,799
Pretax income	$48,890	$39,494	$38,451

Total originations (a):
Loans	10,241	9,167	8,402
Principal	$4,109,025	$3,630,734	$3,335,837
Percentage of homebuyers using KBHS	87%	83%	71%
Average FICO score	743	736	734

	Years Ended November 30,
	2024	2023	2022
Loans sold (a):
Loans sold to GR Alliance	9,240	9,017	7,563
Principal	$3,682,769	$3,588,618	$3,026,290
Loans sold to other third parties	1,121	347	861
Principal	$469,207	$123,258	$287,436

Mortgage loan origination mix (a):
Conventional/non-conventional loans	53%	59%	67%
FHA loans	35%	27%	20%
Other government loans	12%	14%	13%

Loan type (a):
Fixed	84%	92%	98%
ARM	16%	8%	2%
(a)Loan originations and sales occurred within KBHS.
Revenues.  Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. In 2024, financial services revenues declined 6%
year over year due to decreases in both insurance commissions and title services revenues.
Pretax income.  Our financial services pretax income for 2024 grew 24% from the previous year, reflecting an increase in the equity in income of our unconsolidated joint venture, KBHS, partly offset by a decrease in operating income from our insurance and title services businesses.  In 2024, the equity in income of our unconsolidated joint ventures rose 73% year over year as a result of an increase in KBHS’ income.  The year-over-year growth in KBHS’ income was primarily due to a gain of
$2.1 million in the fair value of interest rate lock commitments (“IRLCs”) in 2024, compared to losses of $16.0 million in 2023.
Also contributing to the year-over-year increase in KBHS’ income was a higher principal amount of loans originated, which mainly reflected increases in both the number of homes we delivered and the percentage of homebuyers using KBHS.  In 2024,
87% of the buyers financing their home purchases used KBHS, compared to 83% in the prior year.  Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint
Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense.  Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2024	2023	2022
Income tax expense	$195,900	$181,100	$255,400
Effective income tax rate	23.0%	23.5%	23.8%
Our effective tax rate for 2024 was slightly lower than the previous year, mainly due to a $4.0 million decrease in state taxes, a $2.4 million increase in excess tax benefits related to stock-based compensation and a $1.5 million decrease in non-
deductible compensation expense, partly offset by a $5.9 million decline in Section 45L tax credits we recognized primarily from building energy-efficient homes.
The IRA tied Section 45L tax credit qualification for energy-efficient homes built on and after January 1, 2023 to new homes achieving ENERGY STAR certification.  Based on guidance the IRS issued in September 2023, fewer of the ENERGY
STAR homes we build in California meet the heightened qualification standard the IRS selected for homes built in that state relative to other states. The heightened tax credit qualifications contributed to our recognizing less Section 45L tax credits in
2024 than in 2023.  Subject to future guidance, regulation or legislation, we have opted to build homes in many of our markets beginning in 2025 to an alternate version of ENERGY STAR under which our homes delivered will continue to be highly energy efficient and qualify for ENERGY STAR certification but not qualify for Section 45L tax credits, as we believe the additional costs necessary for some of our homes to satisfy the higher Section 45L standards outweigh the possible benefits from meeting them for both our business and our buyers.  Therefore, we expect to realize fewer such tax credits compared to prior periods, including in 2025 and future years as compared to 2024.
On June 27, 2024, California enacted Senate Bill 167 (“SB-167”), which, among other things, suspended California net operating loss (“NOL”) utilization and imposed a cap of $5.0 million on the amount of California business incentive tax credits companies can utilize, effective for tax years beginning on or after January 1, 2024 and before January 1, 2027.  This act suspends our ability to use our California NOLs for the years ended November 30, 2025 through 2027.  SB-167 includes an extended carryover period for the suspended California NOLs with an additional year carryforward for each year of suspension.
This act had no impact on our income tax expense for the year ended November 30, 2024 and will have no impact on our income tax expense in future periods.  However, it is expected to impact the timing of tax payments, resulting in a higher amount of taxes paid for the years ended November 30, 2025 through 2027 and a lower amount of taxes paid when the
California NOLs can be utilized.
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

	Years Ended November 30,
	2024	2023	2022
Housing revenues	$6,898,667	$6,370,421	$6,880,362
Housing construction and land costs	(5,449,382)	(5,020,783)	(5,210,802)
Housing gross profits	1,449,285	1,349,638	1,669,560
Add: Inventory-related charges (a)	4,597	11,424	34,760
Adjusted housing gross profits	$1,453,882	$1,361,062	$1,704,320
Housing gross profit margin as a percentage of housing revenues	21.0%	21.2%	24.3%
Adjusted housing gross profit margin as a percentage of housing revenues	21.1%	21.4%	24.8%
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2024, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the
Term Loan.  Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22.  Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a
Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest.  See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

November 30, 2024
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$543,233
Inventories	4,981,097
Amounts due from Non-Guarantor Subsidiaries	500,321
Total assets	6,657,479

Liabilities and Stockholders’ Equity
Notes payable	1,691,679
Amounts due to Non-Guarantor Subsidiaries	382,356
Total liabilities	2,928,169
Stockholders’ equity	3,729,310

Year Ended November 30, 2024
Summarized Statement of Operations Data (in thousands)
Revenues	$6,306,940
Construction and land costs	(4,962,430)
Selling, general and administrative expenses	(653,832)
Interest income from Non-Guarantor Subsidiaries	31,164
Pretax income	753,018
Net income	570,818
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
We ended 2024 with total liquidity of $1.68 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility.  Cash and cash equivalents totaled $598.0 million at November 30, 2024, compared to
$727.1 million at November 30, 2023.  Cash equivalents included in the total were $385.1 million at November 30, 2024 and
$508.2 million at November 30, 2023, and were mainly invested in interest-bearing bank deposit accounts and money market funds.  We had no cash borrowings outstanding under the Credit Facility as of November 30, 2024.  Based on our financial position as of November 30, 2024, and our business forecast for 2025 as discussed below under “Outlook,” we have no material concerns related to our liquidity.  We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements.  Our material cash requirements include the following contractual and other obligations:
Notes Payable.  We have outstanding variable-rate borrowings under the Term Loan, and outstanding fixed-rate senior notes and mortgages and land contracts due to land sellers and other loans with varying maturities.  As of November 30, 2024, our notes payable had an aggregate principal amount of $1.70 billion, with $.5 million payable within 12 months.  Future interest payments associated with the Term Loan and our senior notes, together with the unused commitment fee associated with our Credit Facility, totaled $421.7 million as of November 30, 2024, with $102.1 million payable within 12 months.  The
Term Loan will mature on August 25, 2026.  Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027.  Further information regarding our notes payable is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Leases.  We have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months.  As of November 30, 2024, the future minimum payments required under these leases totaled $22.3 million, with $10.6 million payable within 12 months.  Further information regarding our leases is provided in Note 13 – Leases in the Notes to Consolidated Financial Statements in this report.
Inventory-Related Obligations.  As of November 30, 2024, we had inventory-related obligations totaling $44.4 million, comprised of liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable
Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments.  Approximately $11.6 million of these inventory-
related obligations are payable within 12 months.  However, TIFE assessment obligations are paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
Investments in Land and Land Development.  Our investments in land and land development increased 58% to
$2.84 billion in 2024, compared to $1.80 billion in 2023.  Land acquisition expenditures, which are included in our investments in land and land development, increased 166% to $1.24 billion from $465.8 million in the year-earlier period.  Approximately
44% of our total investments in land and land development in 2024 were related to land acquisitions, compared to approximately 26% in 2023.  While we made strategic investments in land and land development in each of our homebuilding reporting segments during 2024 and 2023, approximately 58% and 56%, respectively, of these investments for each year were made in our West Coast homebuilding reporting segment.
In 2025, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards.  While we expect our land acquisition activity to increase in
2025 as compared to 2024, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2024		November 30, 2023		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	23,956	$2,915,543	18,220	$2,455,336	5,736	$460,207
Southwest	13,117	845,910	7,017	830,514	6,100	15,396
Central	21,056	839,920	17,328	942,168	3,728	(102,248)
Southeast	18,574	926,647	13,411	905,628	5,163	21,019
Total	76,703	$5,528,020	55,976	$5,133,646	20,727	$394,374
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at
November 30, 2024 increased year over year, reflecting land investments in 2024, partly offset by homes delivered and our abandonment of 8,389 previously controlled lots.  The number of lots we owned and controlled as of November 30, 2024 increased 37% from November 30, 2023.  The number of lots in inventory as of November 30, 2024 included 18,923 lots under contract where the associated deposits were refundable at our discretion, compared to 6,260 of such lots at November 30, 2023.
Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 49% at
November 30, 2024, compared to 27% at November 30, 2023.  Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts.  As discussed in Note 8 – Variable Interest Entities in the Notes to
Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.  Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract.  In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date.  We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers.  If we were to acquire all the land we had under land option contracts and other similar contracts at
November 30, 2024, we estimate the remaining purchase price to be paid would be as follows: 2025 – $1.42 billion; 2026 –
$670.2 million; 2027 – $243.9 million; 2028 – $116.5 million; 2029 – $58.1 million; and thereafter – $0.
Liquidity.  The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2024	2023
Cash and cash equivalents	$597,973	$727,076
Credit Facility commitment	1,090,000	1,090,000
Letters of credit outstanding under the Credit Facility	(8,260)	(6,650)
Credit Facility availability	1,081,740	1,083,350
Total liquidity	$1,679,713	$1,810,426
Capital Resources.  Our notes payable consisted of the following (in thousands):

	November 30,
	2024	2023	Variance
Term Loan	$358,826	$358,156	$670
Senior notes	1,329,704	1,327,934	1,770
Mortgages and land contracts due to land sellers and other loans	3,149	3,808	(659)
Total	$1,691,679	$1,689,898	$1,781
Our financial leverage, as measured by the ratio of debt to capital, improved 130 basis points to 29.4% at November 30,
2024, compared to 30.7% at November 30, 2023.  The ratio of debt to capital is calculated by dividing notes payable by capital
(notes payable plus stockholders’ equity).
LOC Facility.  We maintain a LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business.  On September 12, 2024, we entered into an amendment to the LOC Facility that increased the limit of letters of credit we may issue under it from $75.0 million to $100.0 million, and extended the expiration date from February 18, 2027 to
February 13, 2028.  As of November 30, 2024 and 2023, we had letters of credit outstanding under the LOC Facility of $73.3 million and $12.5 million, respectively.
Performance Bonds.  As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial
Statements in this report, we had $1.33 billion and $1.32 billion of performance bonds outstanding at November 30, 2024 and
2023, respectively.
Unsecured Revolving Credit Facility.  We have a $1.09 billion Credit Facility that will mature on February 18, 2027.  The
Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments.  The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the
Credit Facility.  As of November 30, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility.  The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable.  The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2024:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$3.13billion	$4.02billion
Leverage Ratio	<	.600	.298
Interest Coverage Ratio (a)	>	1.500	11.501
Minimum liquidity (a)	>	$86.1 million	$598.0 million
Investments in joint ventures and Non-Guarantor Subsidiaries	<	$908.7 million	$413.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.87billion
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties.  At November 30, 2024, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $14.1 million.
Senior Unsecured Term Loan.  We have a $360.0 million Term Loan with the lenders party thereto that will mature on
August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions).  The Term Loan is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial
Statements in this report.
Unconsolidated Joint Ventures.  As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to
Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located.  As of November 30, 2024, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets.  None of our other unconsolidated joint ventures had outstanding debt at November 30, 2024.
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

	Years Ended November 30,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$362,722	$1,082,699	$183,418
Investing activities	(50,119)	(58,062)	(71,773)
Financing activities	(440,752)	(627,493)	(73,583)
Net increase (decrease) in cash and cash equivalents	$(128,149)	$397,144	$38,062
Operating Activities.  Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.  Our net cash provided by operating activities in 2024 mainly reflected net income of $655.0 million and a net decrease in receivables of $16.6 million, partly offset by a net increase in inventories of $385.8 million and a net decrease in accounts payable, accrued expenses and other liabilities of $7.2 million.  Net cash provided by operating activities in 2023 primarily reflected net income of $590.2 million and a net decrease in inventories of $426.8 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $62.2 million and a net increase in receivables of $12.9 million.
Investing Activities.  In 2024, our net cash used in investing activities included $39.3 million for net purchases of property and equipment and $14.5 million for contributions to unconsolidated joint ventures.  These uses of cash were partially offset by a $2.0 million return of investments in unconsolidated joint ventures and $1.7 million of proceeds from the sale of an investment.  In 2023, our uses of cash included $35.5 million for net purchases of property and equipment and $27.7 million for contributions to unconsolidated joint ventures.  These uses of cash were partly offset by a $5.1 million return of investments in unconsolidated joint ventures.
Financing Activities.  In 2024, our uses of cash included stock repurchases and excise tax payments totaling $353.7 million, dividend payments on our common stock of $71.6 million, tax payments associated with stock-based compensation awards of $25.0 million and payments on mortgages and land contracts due to land sellers and other loans of $.9 million.  The cash used was partially offset by $10.4 million of issuances of common stock under employee stock plans.  In 2023, net cash was used for stock repurchases totaling $411.4 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $56.8 million, tax payments associated with stock-based compensation awards of $14.2 million, and payments on mortgages and land contracts due to land sellers and other loans of $3.8 million.  The cash used was partially offset by $8.9 million of issuances of common stock under employee stock plans.

Dividends.  In the 2024 first quarter, our board of directors declared a quarterly cash dividend of $.20 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share in the 2024 second quarter, and declared quarterly dividends at the new higher rate for the 2024 second, third and fourth quarters.  In the 2023 first and second quarters, our board of directors declared quarterly cash dividends of $.15 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share in the 2023 third quarter, and declared quarterly dividends at the new higher rate for the 2023 third and fourth quarters.  All dividends declared during 2024 and 2023 were also paid during those years.  Quarterly cash dividends declared and paid during the years ended November 30, 2024 and 2023 totaled $.95 per share and $.70 per share of common stock, respectively.  The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 10, 2023 (“2023 Shelf Registration”).  The 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined.  Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity.  We have not made any offerings of securities under the 2023 Shelf Registration.
Share Repurchase Program.  As of November 30, 2022, we had $150.0 million of availability to repurchase up to $300.0 million of our outstanding common stock under an April 7, 2022 board authorization.  In the 2023 first quarter, we repurchased
1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of $75.0 million.  On
March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock.
This authorization replaced the 2022 board of directors authorization, which had $75.0 million of remaining availability.  In the
2023 second, third and fourth quarters, we repurchased 7,278,995 shares of our common stock on the open market pursuant to this authorization at a total cost of $336.4 million, bringing our total repurchases for the year ended November 30, 2023 to
9,244,437 shares of common stock at a total cost of $411.4 million.  As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization.
In the 2024 first quarter, we repurchased 826,663 shares of our common stock in the open market pursuant to the 2023 board of directors authorization at a total cost of $50.0 million.  On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2023 board of directors authorization, which had $113.6 million of remaining availability.  In the 2024 second, third and fourth quarters, we repurchased 3,898,518 shares of our common stock at a total cost of $300.0 million, bringing our total repurchases for the year ended November 30, 2024 to 4,725,181 shares of common stock at a total cost of $350.0 million.  Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares.  As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.  In 2025, we expect to use or redeploy our cash resources or cash borrowings under the
Credit Facility to support our business within the context of prevailing market conditions.  During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs.  The amounts involved in these transactions, if any, may be material.  In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire.
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
Generally, a community must have a projected gross profit margin percentage below approximately 5% to proceed to a recoverability test and a potential fair value evaluation.  Our overall housing gross profit margin in the 2024 fourth quarter was
20.9%, and as of November 30, 2024, fewer than 10 communities were evaluated for recoverability based on their gross margins.  However, if there is a sustained economic slowdown or other factor(s) that lead to moderate or significant decreases in new home prices in certain submarkets, more communities could begin to approach gross margin levels where we would conduct a fair value analysis.  Any resulting impairment(s) from such an analysis(es) could be material.  Additionally, we have
$116.2 million of deposits and pre-acquisition costs at November 30, 2024 related to land option contracts and other similar contracts.  If there are events that lead to moderate or significant decreases in new home prices, we could elect to cancel several such contracts, resulting in the write-off of the related deposits and pre-acquisition costs.
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2024	2023	2022
Inventory impairments:
Number of communities or land parcels written down to fair value	—	—	4
Pre-impairment carrying value of communities or land parcels written down to fair value	$—	$—	$65,372
Inventory impairment charges	—	—	(24,077)
Post-impairment fair value	$—	$—	$41,295
Land option contract abandonments charges	$4,597	$11,424	$13,224
There were no inventory impairment charges in 2024 or 2023.  The inventory impairment charges in 2022 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold.  While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2024 within five years.  The following table presents as of November 30, 2024 and 2023, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years
	$	%	$	%	$	%	Total
2024	$2,849.2	52%	$2,554.7	46%	$124.1	2%	$5,528.0
2023	2,367.2	46	2,565.4	50	201.0	4	5,133.6
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments and collectively represented 98% and 96% of our total inventories as of November 30, 2024 and 2023, respectively.
The inventory balances in the 6-10 years category were primarily located in our Central and Southeast segments and were mostly comprised of active, multi-phase communities with large remaining land positions.
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
We believe the carrying value of our inventory balance as of November 30, 2024 is recoverable.  Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located.  In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments.  However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from increases in mortgage interest rates, higher inflation, worsening supply chain and/or other production-related challenges, or if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets.  Any such charges could be material to our consolidated financial statements.
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

Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment.  Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events.  Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered.  Although adjustments to the accrual rates are generally infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis, as was the case in recent years when we revised our warranty accrual rates to reflect trends in our warranty expenditures.  Based on our assessment, we may also make adjustments to our previously recorded accrued warranty liability.  Such adjustments are recorded in the period in which the change in estimate occurs.  In 2023, we made an adjustment to increase our accrued warranty liability by $4.0 million.  There were no such adjustments during 2024 and 2022.  We have not made any material changes in the methodology used to establish our accrued warranty liability during 2024, 2023 and 2022.  Our accrued warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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
Self-Insurance.  We maintain, and require the majority of our independent contractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance.  These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-
insured retentions, deductibles and other coverage limits.  We self-insure a portion of our overall risk through the use of a captive insurance subsidiary.  In Arizona, California, Colorado and Nevada, our contractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent contractors are enrolled as insureds on each community.  Enrolled contractors generally contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim.  Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more.  As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported.  Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability.  Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.  During 2024, 2023 and 2022, we recorded adjustments to increase our previously recorded liabilities by $5.5 million, $6.5 million and $7.0 million, respectively.  The adjustments in 2024, 2023 and 2022 resulted from changes in estimates due to actual claims experience differing from previous actuarial projections and, in turn, impacting actuarial estimates for existing and potential future claims.  We have not made any material changes in our methodology used to establish our self-insurance liabilities during 2024, 2023 or 2022.
The projection of losses related to these liabilities requires the use of actuarial assumptions.  Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time.  These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors.  Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated.  In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $28.7 million in our liability and approximately
$9.3 million in our receivable as of November 30, 2024, and additional expense of approximately $19.4 million for 2024.  A
10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $25.8 million in our liability and approximately $6.8 million in our receivable as of November 30,
2024, and a reduction to expense of approximately $19.0 million for 2024.
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
These trends are expected to continue to an extent in 2025, though they may worsen compared to prior years. We generally enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes a significant period of time before development and/or sales efforts commence.  Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in our home selling prices will affect our profits.  As the selling price of each of our homes is fixed at the time a buyer enters into a home sales contract, and because we generally commence construction of a home only after we have a signed sales contract with a homebuyer, any interim construction-related cost inflation can result in lower housing gross profit margins.  In order to help, but not entirely moderate that effect, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.
Inflation is often accompanied by higher and more volatile interest rates, which may negatively impact housing affordability and the confidence of potential homebuyers, and adversely impact demand for our homes.  Inflation may also increase our financing costs, as borrowings under our Credit Facility, if any, and Term Loan typically accrue interest at a variable rate based on SOFR.
We expect the inflationary pressures on our business to continue in 2025.  While we attempt to pass on increases in our costs through increased home selling prices, including for design choices and options, market forces and buyer affordability constraints can limit our ability to do so.  If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to
Consolidated Financial Statements in this report.
OUTLOOK
Key longer-term housing market drivers have remained largely positive during 2023 and 2024, including favorable demographic trends, rising household formations, solid employment, wage growth and the ongoing undersupply of new and resale homes.  While market conditions were uneven during 2024, we generated favorable operational and financial results.  We believe we are well-positioned to achieve our goals for 2025 based on our differentiated, highly customer-centric Built to Order business model, operational capabilities, affordable product offerings, lot supply, strong balance sheet and liquidity, substantial backlog value of $2.24 billion at November 30, 2024, improved build times, normalizing cancellation rates and planned community count growth, subject to the factors and risks described in this report.  We expect to be able to drive our build times lower in 2025 as we progress toward our goal of four months from start to home completion, which is at the lower end of our historical range, subject to the availability of skilled trades and building materials.
Our key longer-term objectives remain to increase our scale, profitability and returns, as well as generate cash flows, by expanding our lot count through land acquisitions that meet our underwriting standards, opening new communities on time, driving net orders and balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context.  To do so, we expect to continue to calibrate at each community our home pricing and homebuyer concessions, if any, and inventory levels, based on homebuyer demand.  Our use of homebuyer concessions in 2025 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale.
While we expect our land acquisition and development investment activity to increase in 2025 as compared to 2024 to support future growth, depending significantly on market conditions and available opportunities that meet our investment return standards, we will prioritize capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
At the same time, we will plan to continue returning capital to our stockholders.  As of November 30, 2024, we had $700.0 million remaining under our current board of directors share repurchase authorization.  This provides us the opportunity to continue to repurchase our common stock in 2025, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
Since our 2024 fiscal year ended, buyer hesitancy due to discomfort with volatile mortgage interest rates has continued to some degree. Through the first seven weeks of our 2025 first quarter, we generated 1,252 net orders, compared to 1,456 in the year-earlier period. As we are entering the stronger selling months of the quarter and with a meaningful number of community openings projected, we expect to close the gap on net orders relative to last year’s quarter.  We estimate that our net order comparison for the full 2025 first quarter will be roughly flat versus a strong comparable in our 2024 first quarter.

In considering the foregoing, our present outlook for the 2025 first quarter and the 2025 full year as to certain metrics is as follows:
2025 First Quarter –
•We expect to generate housing revenues in the range of $1.45 billion to $1.55 billion, compared to $1.46 billion for the corresponding 2024 period, and anticipate our average selling price to be approximately $501,000, compared to
$480,100 in the year-earlier period.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 9.5%, assuming no inventory-related charges, compared to 10.9% for the year-earlier quarter.
◦We expect our housing gross profit margin to be in the range of 20.0% to 20.4%, assuming no inventory-related charges, compared to 21.6% for the corresponding 2024 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.5% to 10.9%, compared to 10.8% for the 2024 first quarter.
•We expect our effective tax rate will be approximately 23.0%.  The effective tax rate for the year-earlier quarter was
20.6%.
•We expect our ending community count to be approximately 260, which would result in an 8% year-over-year increase in our average community count.
2025 Full Year –
•We expect our housing revenues to be in the range of $7.00 billion to $7.50 billion, an increase from $6.90 billion for
2024.
•We expect our average selling price to be in the range of $488,000 to $498,000, compared to $486,900 for 2024.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 10.7%, assuming no inventory-related charges, compared to 11.1% for 2024.
◦We expect our housing gross profit margin to be in the range of 20.0% to 21.0%, assuming no inventory-related charges, compared to 21.1% for 2024.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.6% to 10.0%, compared to 10.0% for 2024.
•We expect our effective tax rate to be approximately 24.0%, compared to 23.0% for 2024.
•We expect our ending community count to be approximately 250, compared to 258 for 2024.
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
inflation created significant and ongoing headwinds for the housing market, tempering consumer demand for homes and disrupting credit and lending markets.  While the Federal Reserve reduced interest rates three times in 2024, and may lower rates further in 2025 or later periods, we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes will positively affect demand or our business, results of operations or consolidated financial statements.  In addition, while we experienced improvement with respect to supply chain-related disruptions as described in this
Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they could persist or possibly worsen to various degrees in 2025.  Further, and though the extent is uncertain and none of our communities or operations have been directly affected as of the date of this report, given the scope of the unprecedented wildfires in the Los
Angeles County area in January 2025, we may experience some disruption in our homebuilding activities, and potentially with our orders and homes delivered, in the Southern California region during the year and beyond.  The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in 2024, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.

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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve may increase to moderate inflation, as it did in 2022 and 2023, and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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
•weather events, significant natural disasters and other climate and environmental factors, such as a lack of adequate water supply to permit new home communities in certain areas, and the unprecedented wildfires in the Los Angeles
County area in January 2025;
•any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations
(also known as a government shutdown), and financial markets’ and businesses’ reactions to any such failure;
•potential regulatory instability associated with the upcoming change in the U.S. presidential administrations;
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
•consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-
income consumers;
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of November 30, 2024 and 2023 (dollars in thousands):

	As of November 30, 2024 and for the Years Ending November 30,							Fair Value at November 30, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed Rate	$—	$—	$300,000	$—	$300,000	$740,000	$1,340,000	$1,309,700
Weighted Average Effective Interest Rate	—%	—%	7.1%	—%	5.0%	5.7%	5.9%
Variable Rate (a)	$—	$360,000	$—	$—	$—	$—	$360,000	$360,000
Weighted Average Effective Interest Rate	—%	6.0%	—%	—%	—%	—%	6.0%
(a)  The interest rate for our variable rate debt, which was solely comprised of the Term Loan, represents the weighted average interest rate in effect at November 30, 2024.  Based upon the amount of variable rate debt outstanding at November 30,
2024, and holding the variable rate debt balance constant, each 100 basis-point increase in the interest rate would increase the interest we incur by approximately $3.6 million per year.

	As of November 30, 2023 and for the Years Ending November 30,							Fair Value at November 30, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
Fixed Rate	$—	$—	$—	$300,000	$—	$1,040,000	$1,340,000	$1,260,725
Weighted Average Effective Interest Rate	—%	—%	—%	7.1%	—%	5.5%	5.9%
Variable Rate (b)	$—	$—	$360,000	$—	$—	$—	$360,000	$360,000
Weighted Average Effective Interest Rate	—%	—%	6.8%	—%	—%	—%	6.8%
(b)  The interest rate for our variable rate debt, which was solely comprised of the Term Loan, represents the weighted average interest rate in effect at November 30, 2023.
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

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2024	2023	2022
Total revenues	$6,930,086	$6,410,629	$6,903,776
Homebuilding:
Revenues	$6,902,239	$6,381,106	$6,880,362
Construction and land costs	(5,451,483)	(5,030,275)	(5,213,343)
Selling, general and administrative expenses	(686,848)	(632,094)	(629,645)
Operating income	763,908	718,737	1,037,374
Interest income and other	32,101	13,759	704
Equity in income (loss) of unconsolidated joint ventures	6,019	(713)	(865)
Loss on early extinguishment of debt	—	—	(3,598)
Homebuilding pretax income	802,028	731,783	1,033,615
Financial services:
Revenues	27,847	29,523	23,414
Expenses	(6,133)	(5,726)	(5,762)
Equity in income of unconsolidated joint ventures	27,176	15,697	20,799
Financial services pretax income	48,890	39,494	38,451
Total pretax income	850,918	771,277	1,072,066
Income tax expense	(195,900)	(181,100)	(255,400)
Net income	$655,018	$590,177	$816,666
Earnings per share:
Basic	$8.70	$7.25	$9.35
Diluted	$8.45	$7.03	$9.09
Weighted average shares outstanding:
Basic	74,753	80,842	86,861
Diluted	76,955	83,380	89,348
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2024	2023	2022
Net income	$655,018	$590,177	$816,666
Other comprehensive income:
Postretirement benefit plan adjustments:
Net actuarial gain arising during the period	416	2,720	17,463
Amortization of net actuarial (gain) loss	(461)	(112)	1,090
Other comprehensive income (loss) before tax	(45)	2,608	18,553
Income tax expense related to items of other comprehensive income (loss)	12	(704)	(5,009)
Other comprehensive income (loss), net of tax	(33)	1,904	13,544
Comprehensive income	$654,985	$592,081	$830,210
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2024	2023
Assets
Homebuilding:
Cash and cash equivalents	$597,973	$727,076
Receivables	377,533	366,862
Inventories	5,528,020	5,133,646
Investments in unconsolidated joint ventures	67,020	59,128
Property and equipment, net	90,359	88,309
Deferred tax assets, net	102,421	119,475
Other assets	105,920	96,987
	6,869,246	6,591,483
Financial services	66,923	56,879
Total assets	$6,936,169	$6,648,362

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$384,894	$388,452
Accrued expenses and other liabilities	796,261	758,227
Notes payable	1,691,679	1,689,898
	2,872,834	2,836,577
Financial services	2,719	1,645
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2024 and 2023; 74,409,977 and 101,275,979 shares issued at November 30, 2024 and 2023, respectively	74,410	101,276
Paid-in capital	862,049	845,693
Retained earnings	3,269,423	3,676,924
Accumulated other comprehensive loss	(3,704)	(3,671)
Grantor stock ownership trust, at cost: 6,705,247 shares at November 30, 2023	—	(72,718)
Treasury stock, at cost: 2,253,156 and 18,703,704 shares at November 30, 2024 and 2023, respectively	(141,562)	(737,364)
Total stockholders’ equity	4,060,616	3,810,140
Total liabilities and stockholders’ equity	$6,936,169	$6,648,362
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2024, 2023 and 2022
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	816,666	—	—	—	816,666
Other comprehensive income, net of tax	—	—	—	—	—	—	13,544	—	—	13,544
Dividends on common stock	—	—	—	—	—	(52,452)	—	—	—	(52,452)
Stock awards	—	—	1,088	—	(41,824)	—	—	—	41,824	—
Stock-based compensation	—	—	—	—	29,464	—	—	—	—	29,464
Stock repurchases	—	—	(4,928)	—	—	—	—	—	(150,000)	(150,000)
Tax payments associated with stock-based compensation awards	—	—	(391)	—	—	—	—	—	(15,902)	(15,902)
Balance at November 30, 2022	100,711	(6,705)	(10,016)	100,711	836,260	3,143,578	(5,575)	(72,718)	(341,461)	3,660,795
Net income	—	—	—	—	—	590,177	—	—	—	590,177
Other comprehensive income, net of tax	—	—	—	—	—	—	1,904	—	—	1,904
Dividends on common stock	—	—	—	—	—	(56,831)	—	—	—	(56,831)
Employee stock options/other	565	—	—	565	8,292	—	—	—	—	8,857
Stock awards	—	—	927	—	(33,471)	—	—	—	33,471	—
Stock-based compensation	—	—	—	—	34,612	—	—	—	—	34,612
Stock repurchases, including excise tax	—	—	(9,244)	—	—	—	—	—	(415,136)	(415,136)
Tax payments associated with stock-based compensation awards	—	—	(371)	—	—	—	—	—	(14,238)	(14,238)
Balance at November 30, 2023	101,276	(6,705)	(18,704)	101,276	845,693	3,676,924	(3,671)	(72,718)	(737,364)	3,810,140
Net income	—	—	—	—	—	655,018	—	—	—	655,018
Other comprehensive loss, net of tax	—	—	—	—	—	—	(33)	—	—	(33)
Dividends on common stock	—	—	—	—	—	(71,554)	—	—	—	(71,554)
Employee stock options/other	691	—	—	691	9,742	—	—	—	—	10,433
Stock awards	—	—	682	—	(27,856)	—	—	—	27,856	—
Stock-based compensation	—	—	—	—	34,470	—	—	—	—	34,470
Stock repurchases, including excise tax	—	—	(4,725)	—	—	—	—	—	(352,842)	(352,842)
Tax payments associated with stock-based compensation awards	—	—	(358)	—	—	—	—	—	(25,016)	(25,016)
Termination of grantor stock ownership trust	—	6,705	(6,705)	—	—	—	—	72,718	(72,718)	—
Retirement of treasury stock	(27,557)	—	27,557	(27,557)	—	(990,965)	—	—	1,018,522	—
Balance at November 30, 2024	74,410	—	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$—	$(141,562)	$4,060,616
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$655,018	$590,177	$816,666
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(33,195)	(14,984)	(19,934)
Distributions of earnings from unconsolidated joint ventures	26,775	23,171	11,038
Amortization of debt issuance costs and premiums	3,483	3,381	2,322
Depreciation and amortization	37,272	36,413	32,319
Deferred income taxes	17,054	41,393	16,510
Gain on sale of investment	(12,516)	—	—
Loss on early extinguishment of debt	—	—	3,598
Stock-based compensation	34,470	34,612	29,464
Inventory impairments and land option contract abandonments	4,597	11,424	37,301
Changes in assets and liabilities:
Receivables	16,586	(12,919)	(19,885)
Inventories	(385,795)	426,812	(785,557)
Accounts payable, accrued expenses and other liabilities	(7,241)	(62,200)	53,097
Other, net	6,214	5,419	6,479
Net cash provided by operating activities	362,722	1,082,699	183,418
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(14,509)	(27,694)	(28,439)
Return of investments in unconsolidated joint ventures	1,992	5,100	1,900
Proceeds from sale of investment	1,709	—	—
Purchases of property and equipment, net	(39,311)	(35,468)	(45,234)
Net cash used in investing activities	(50,119)	(58,062)	(71,773)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	350,000
Repayment of senior notes	—	—	(703,598)
Payment of issuance costs	—	—	(11,064)
Borrowings under revolving credit facility	—	170,000	1,685,000
Repayments under revolving credit facility	—	(320,000)	(1,535,000)
Borrowings under senior unsecured term loan	—	—	360,000
Payments on mortgages and land contracts due to land sellers and other loans	(917)	(3,843)	(567)
Issuance of common stock under employee stock plans	10,433	8,857	—
Stock repurchases and excise taxes paid	(353,698)	(411,438)	(150,000)
Tax payments associated with stock-based compensation awards	(25,016)	(14,238)	(15,902)
Payments of cash dividends	(71,554)	(56,831)	(52,452)
Net cash used in financing activities	(440,752)	(627,493)	(73,583)
Net increase (decrease) in cash and cash equivalents	(128,149)	397,144	38,062
Cash and cash equivalents at beginning of year	727,342	330,198	292,136
Cash and cash equivalents at end of year	$599,193	$727,342	$330,198
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.Summary of Significant Accounting Policies
Operations.  KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums.  As of November 30, 2024, we conducted ongoing operations in Arizona, California, Colorado, Florida, Idaho,
Nevada, North Carolina, Texas and Washington.  We also offer property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments.  We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, which is an unconsolidated joint venture between us and a third party.
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
Cash and Cash Equivalents.  We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Our cash equivalents totaled $385.1 million at November 30, 2024 and $508.2 million at November 30, 2023.  At November 30, 2024 and 2023, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
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
Property and Equipment and Depreciation.  Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to 15 years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and
leasehold improvements – life of the lease.  Repair and maintenance costs are expensed as incurred.  Depreciation expense totaled $37.3 million in 2024, $36.4 million in 2023 and $32.3 million in 2022.
Investments in Equity Securities.  We have elected to measure our investments in equity securities without readily determinable fair values at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer.  These investments, which totaled $15.2 million at
November 30, 2024 and zero as of November 30, 2023, are included in other assets in our consolidated balance sheets.
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
Disaggregation of Revenues. Our homebuilding operations accounted for 99.6%, 99.5% and 99.7% of our total revenues for the years ended November 30, 2024, 2023 and 2022, respectively, with most of those revenues generated from home sales contracts with customers.  Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statements of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment
Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Community Sales Office and Other Marketing- and Model Home-Related Costs.  Community sales office and other marketing- and model home-related costs are either recorded as inventories, capitalized as property and equipment, or expensed to selling, general and administrative expenses as incurred.  Costs related to the construction of a model home, inclusive of design choices and options that will be sold as part of the home, are recorded as inventories and recognized as construction and land costs when the model home is delivered to a homebuyer.  Costs to furnish and ready a model home or on-site community sales facility that will not be sold as part of the model home, such as costs for model furnishings, community sales office and model complex grounds, sales office construction and sales office furniture and equipment, are capitalized as property and equipment under “model furnishings and sales office improvements.”  Model furnishings and sales office improvements are depreciated to selling, general and administrative expenses over their estimated useful lives.  Other costs related to the marketing of a community, removing the on-site community sales facility and readying a completed (model) home for sale are expensed to selling, general and administrative expenses as incurred.
Advertising Costs.  We expense advertising costs as incurred.  We incurred advertising costs of $39.9 million in 2024,
$34.2 million in 2023 and $37.1 million in 2022.
Legal Fees.  Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred.  Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred.  We expensed legal fees of $8.7 million in 2024, $10.4 million in 2023 and $10.6 million in 2022.

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
Accumulated Other Comprehensive Loss.  The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2024 and 2023 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations.  Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share.  We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders.  Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method.  We had no other participating securities at November 30,
2024, 2023 or 2022.
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting
Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement
Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements.  The guidance is effective for annual reporting periods beginning after December
15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.
The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements.  We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Reclassifications.  Certain amounts in our consolidated financial statements of prior years have been reclassified to conform to the current period presentation.

Note 2.Segment Information
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
As of November 30, 2024, our homebuilding reporting segments conducted ongoing operations in the following states:

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
are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2024	2023	2022
Revenues:
West Coast	$2,932,058	$2,321,093	$3,050,506
Southwest	1,309,950	1,169,948	1,110,045
Central	1,452,794	1,831,914	1,749,231
Southeast	1,207,437	1,058,151	970,580
Total	$6,902,239	$6,381,106	$6,880,362

	Years Ended November 30,
	2024	2023	2022
Pretax income (loss):
West Coast	$375,866	$266,229	$519,524
Southwest	228,540	188,497	238,143
Central	171,463	258,623	272,002
Southeast	143,135	147,274	152,178
Corporate and other	(116,976)	(128,840)	(148,232)
Total	$802,028	$731,783	$1,033,615

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$6,241	$(731)	$(612)
Southwest	(244)	(127)	(249)
Central	—	—	—
Southeast	22	145	(4)
Total	$6,019	$(713)	$(865)

Inventory impairment and land option contract abandonment charges:
West Coast	$2,941	$4,902	$27,354
Southwest	267	57	900
Central	843	2,461	3,318
Southeast	546	4,004	5,729
Total	$4,597	$11,424	$37,301

	November 30,
	2024	2023
Inventories:
West Coast	$2,915,543	$2,455,336
Southwest	845,910	830,514
Central	839,920	942,168
Southeast	926,647	905,628
Total	$5,528,020	$5,133,646

Investments in unconsolidated joint ventures:
West Coast	$59,286	$49,829
Southwest	5,209	6,796
Central	—	—
Southeast	2,525	2,503
Total	$67,020	$59,128

Assets:
West Coast	$3,178,188	$2,638,455
Southwest	915,072	908,578
Central	1,001,393	1,158,949
Southeast	972,993	939,997
Corporate and other	801,600	945,504
Total	$6,869,246	$6,591,483

Note 3.Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2024	2023	2022
Revenues
Insurance commissions	$16,403	$17,804	$12,823
Title services	11,444	11,719	10,572
Other	—	—	19
Total	27,847	29,523	23,414
Expenses
General and administrative	(6,133)	(5,726)	(5,762)
Operating income	21,714	23,797	17,652
Equity in income of unconsolidated joint ventures	27,176	15,697	20,799
Pretax income	$48,890	$39,494	$38,451

	November 30,
	2024	2023
Assets
Cash and cash equivalents	$1,220	$266
Receivables	5,407	2,783
Investments in unconsolidated joint ventures	21,997	19,354
Other assets (a)	38,299	34,476
Total assets	$66,923	$56,879
Liabilities
Accounts payable and accrued expenses	$2,719	$1,645
Total liabilities	$2,719	$1,645
(a)Other assets at November 30, 2024 and 2023 included $38.2 million and $34.4 million, respectively, of contract assets for estimated future renewal commissions.
Note 4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2024	2023	2022
Numerator:
Net income	$655,018	$590,177	$816,666
Less: Distributed earnings allocated to participating securities	(527)	(413)	(268)
Less: Undistributed earnings allocated to participating securities	(4,301)	(3,861)	(3,904)
Numerator for basic earnings per share	650,190	585,903	812,494
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	4,301	3,861	3,904
Less: Undistributed earnings reallocated to participating securities	(4,179)	(3,744)	(3,796)
Numerator for diluted earnings per share	$650,312	$586,020	$812,602

	Years Ended November 30,
	2024	2023	2022
Denominator:
Weighted average shares outstanding — basic	74,753	80,842	86,861
Effect of dilutive securities:
Share-based payments	2,202	2,538	2,487
Weighted average shares outstanding — diluted	76,955	83,380	89,348
Basic earnings per share	$8.70	$7.25	$9.35
Diluted earnings per share	$8.45	$7.03	$9.09
In 2024, 2023 and 2022, no outstanding stock options were excluded from the diluted earnings per share calculation.
Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
Note 5.Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2024	2023
Due from utility companies, improvement districts and municipalities (a)	$173,733	$197,102
Recoveries related to self-insurance and other legal claims	136,949	107,065
Refundable deposits and bonds	10,667	13,292
Income taxes receivable	10,543	—
Other	49,887	53,615
Subtotal	381,779	371,074
Allowance for doubtful accounts	(4,246)	(4,212)
Total	$377,533	$366,862
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
Note 6.Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2024	2023
Homes completed or under construction	$1,990,113	$2,106,149
Land under development	3,537,907	3,027,497
Total	$5,528,020	$5,133,646
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

Land under development at November 30, 2024 and 2023 included land held for future development of $21.2 million and
$17.0 million, respectively.  Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future.  These assets are generally located in submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2024	2023	2022
Capitalized interest at beginning of year	$134,375	$145,494	$161,119
Interest incurred	105,642	107,086	120,859
Interest amortized to construction and land costs (a)	(117,630)	(118,205)	(136,484)
Capitalized interest at end of year	$122,387	$134,375	$145,494
(a)Interest amortized to construction and land costs for the years ended November 30, 2024 and 2023 included nominal amounts related to land sales during the periods.
Note 7.Inventory Impairments and Land Option Contract Abandonments
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
We evaluated eight, five and five communities or land parcels for recoverability as of November 30, 2024, 2023 and 2022, respectively.  The carrying values of those communities or land parcels evaluated as of November 30, 2024, 2023 and 2022 were $139.5 million, $89.3 million and $118.7 million, respectively.  In addition, we evaluated land held for future development for recoverability as of November 30, 2024, 2023 and 2022.  Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
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

Years Ended November 30,
Unobservable Input (a)	2024	2023	2022
Average selling price	n/a	n/a	$475,500 - $1,076,200
Deliveries per month	n/a	n/a	2 - 4
Discount rate	n/a	n/a	17% - 21%
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized no inventory impairment charges in 2024 or 2023.  In 2022, we recognized inventory impairment charges of $24.1 million related to four communities with a post-impairment fair value of
$41.3 million.  The impairment charges in 2022 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.  If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $32.1 million, representing four communities and various other land parcels.  As of November 30,
2023, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was
$73.9 million, representing five communities and various other land parcels.
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
Based on the results of our assessments, we recognized land option contract abandonment charges of $4.6 million in 2024,
$11.4 million in 2023 and $13.2 million in 2022.  Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold.  While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2024 within five years.
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
Note 8.Variable Interest Entities
Unconsolidated Joint Ventures.  We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located.  Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement.  We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary.  Based on our analyses, we determined that one of our joint ventures at November 30, 2024 and 2023 was a VIE, but we were not the primary beneficiary of the VIE.  Therefore, all of our joint ventures at November 30, 2024 and 2023 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary.  Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary.  In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.  As a result of our analyses, we determined that as of November 30, 2024 and 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2024		November 30, 2023
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$50,469	$1,705,542	$21,554	$727,620
Other land option contracts and other similar contracts	31,470	885,588	23,464	540,912
Total	$81,939	$2,591,130	$45,018	$1,268,532
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $34.3 million at
November 30, 2024 and $18.5 million at November 30, 2023.  These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements.  Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period.  For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s).  In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-

reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $26.0 million at November 30, 2024 and $21.5 million at November 30, 2023.
Note 9.Investments in Unconsolidated Joint Ventures
Homebuilding.  We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/
or other homebuilding activities in various markets where our homebuilding operations are located.  We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to our respective equity interests.  The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents.  Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises.  These investments are designed primarily to reduce market and development risks and to increase the number of lots we own or control.  In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances.  While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential.
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
We had investments in six unconsolidated joint ventures as of November 30, 2024, 2023 and 2022.  The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2024	2023	2022
Revenues	$65,866	$2,871	$5,251
Construction and land costs	(48,627)	(1,111)	(3,875)
Other expenses, net	(5,033)	(2,907)	(2,935)
Income (loss)	$12,206	$(1,147)	$(1,559)

The combined revenues and construction and land costs for 2024 primarily related to homes delivered by an unconsolidated joint venture in California. In 2023 and 2022, our unconsolidated joint ventures did not deliver any homes.  The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	November 30,
	2024	2023
Assets
Cash	$18,869	$16,260
Receivables	2,918	3,437
Inventories	158,322	152,456
Other assets	1,052	679
Total assets	$181,161	$172,832

Liabilities and equity
Accounts payable and other liabilities	$8,091	$9,632
Notes payable (a)	47,300	53,386
Equity	125,770	109,814
Total liabilities and equity	$181,161	$172,832
(a)As of both November 30, 2024 and 2023, the unconsolidated joint venture in California that delivered homes in 2024 had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities.  In April 2024, the revolving line of credit was amended, increasing the aggregate commitment to $70.0 million from $62.0 million, with the amount of all advances through
October 2024 not to exceed $80.0 million.  Principal repayments are made as homes are delivered, which began in May
2024.  Pursuant to the amendment, the revolving line of credit converted to a term loan and the aggregate commitment was reduced to $55.0 million effective October 31, 2024, and will be reduced to $25.0 million by April 30, 2025.  Borrowings under this term loan are secured by the underlying property and related project assets.  This term loan is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms.  None of our other unconsolidated joint ventures had outstanding debt at November 30, 2024 or 2023.
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
Financial Services.  The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, mostly comprised of KBHS’s activities (in thousands):

	Years Ended November 30,
	2024	2023	2022
Revenues	$129,516	$100,785	$115,173
Expenses	(75,165)	(69,390)	(73,573)
Income	$54,351	$31,395	$41,600
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

	November 30,
	2024	2023
Assets
Cash and cash equivalents (a)	$31,702	$29,163
Mortgage loans held for sale	122,828	164,252
Other assets	22,815	18,380
Total assets	$177,345	$211,795

Liabilities and equity
Accounts payable and other liabilities	$15,398	$13,763
Funding facilities	117,953	159,324
Equity	43,994	38,708
Total liabilities and equity	$177,345	$211,795
(a)Cash and cash equivalents includes restricted cash of $1.3 million at November 30, 2024 and 2023.
Mortgage loans held for sale.  Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest rate lock commitments.  KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria.  KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting.  As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations.  The fair value of
IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans, as well as the probability that the mortgage loans will fund within the terms of the IRLCs.  The fair value of IRLCs included in other assets in KBHS’ balance sheets was
$16.0 million at November 30, 2024 and $13.9 million at November 30, 2023.  The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were gains of $2.1 million for 2024 and $20.3 million for 2022 and a loss of $16.0 million for 2023.
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
Funding facilities.  KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements.  The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements.  KBHS was in compliance with these covenants as of November 30, 2024.  In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2025.  The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of our Guarantor Subsidiaries.

Note 10.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2024	2023
Computer software and equipment	$54,875	$52,323
Model furnishings and sales office improvements	102,907	99,857
Leasehold improvements, office furniture and equipment	22,280	19,824
Subtotal	180,062	172,004
Accumulated depreciation	(89,703)	(83,695)
Total	$90,359	$88,309
Note 11.Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2024	2023
Cash surrender value of corporate-owned life insurance contracts	$51,912	$53,079
Lease right-of-use assets	18,704	24,725
Prepaid expenses	17,799	15,879
Other	17,505	3,304
Total	$105,920	$96,987
On March 1, 2024, substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, held largely through a limited liability company we established to hold the investment, were sold to a privately held buyer through a merger.  Prior to the sale, certain assets of the investee company that were not included in the sale were distributed to a separate privately held entity in which we received the same proportionate equity interest.  From the sale, we received cash plus certain preferred and common equity interests in the buyer.  The estimated fair value of the private equity interests is included in other assets as of November 30, 2024.  In connection with the sale, we recognized a gain of
$12.5 million, which is included in interest income and other in our consolidated statements of operations for the year ended
November 30, 2024.  Certain of our executives are entitled to receive a portion of the proceeds from the sale transaction, including any later distributions, pursuant to ownership interests they initially acquired, including our chairman and chief executive officer who acquired a 3.3% interest, in the relevant limited liability company in 2000 through an incentive program described in the Proxy Statement for our 2001 Annual Meeting of Stockholders.  These executives vested in their respective interests three years after their initial acquisition.

Note 12.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2024	2023
Self-insurance and other legal liabilities	$315,851	$269,735
Employee compensation and related benefits	182,460	171,408
Warranty liability	96,026	98,000
Inventory-related obligations (a)	44,408	41,525
Customer deposits	44,029	58,910
Accrued interest payable	28,806	29,391
Lease liabilities	20,859	26,531
Real estate and business taxes	17,056	15,169
Federal and state taxes payable	—	1,851
Other	46,766	45,707
Total	$796,261	$758,227
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
Note 13.Leases
We lease certain property and equipment for use in our operations.  We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases.  Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months.  Some of our leases include one or more renewal options, the exercise of which is generally at our discretion.  Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised.  Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives.  Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments.  In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization.  Our lease population at
November 30, 2024 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases.  Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less.  For the years ended November 30, 2024, 2023 and 2022, our total lease expense was $20.2 million, $22.1 million and
$20.7 million, respectively, and included short-term lease costs of $7.0 million, $8.6 million and $7.7 million, respectively.
Variable lease costs and external sublease income for the years ended November 30, 2024, 2023 and 2022 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	November 30,
	2024	2023
Lease right-of-use assets (a)	$18,734	$24,773
Lease liabilities (a)	20,887	26,581
Weighted-average remaining lease term	2.8 years	3.0 years
Weighted-average discount rate (incremental borrowing rate)	4.6%	4.8%

(a)Lease right-of-use assets and lease liabilities are predominantly within our homebuilding operations, with only nominal amounts in our financial services operations.
The following table presents additional information about our leases (in thousands):

	Years Ended November 30,
	2024	2023
Lease right-of-use assets obtained in exchange for new lease liabilities	$4,780	$9,195
Cash payments on lease liabilities	12,594	12,592
As of November 30, 2024, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2025	$10,635
2026	4,989
2027	3,812
2028	2,379
2029	514
Thereafter	—
Total lease payments	22,329
Less: Interest	(1,442)
Present value of lease liabilities	$20,887
Note 14.Income Taxes
Income Tax Expense.  The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2024
Current	$(147,300)	$(31,500)	$(178,800)
Deferred	(3,100)	(14,000)	(17,100)
Income tax expense	$(150,400)	$(45,500)	$(195,900)

2023
Current	$(123,200)	$(17,200)	$(140,400)
Deferred	(8,400)	(32,300)	(40,700)
Income tax expense	$(131,600)	$(49,500)	$(181,100)

2022
Current	$(194,400)	$(49,500)	$(243,900)
Deferred	(2,900)	(8,600)	(11,500)
Income tax expense	$(197,300)	$(58,100)	$(255,400)
Our effective tax rates were 23.0% for 2024, 23.5% for 2023 and 23.8% for 2022.
In 2024, our income tax expense and effective tax rate included the favorable impacts of $19.3 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $7.9 million of excess tax benefits related to stock-
based compensation, partly offset by $10.7 million of non-deductible executive compensation expense.  In 2023, our income tax expense and effective tax rate reflected the favorable impacts of $25.2 million of Section 45L tax credits and $5.5 million of excess tax benefits related to stock-based compensation, partly offset by $12.2 million of non-deductible executive compensation expense.  In 2022, our income tax expense and effective tax rate reflected the favorable impacts of $22.6 million of Section 45L tax credits and $1.8 million of excess tax benefits related to stock-based compensation, partly offset by
$9.7 million of non-deductible executive compensation expense.
The IRA tied Section 45L tax credit qualification for energy-efficient homes built on and after January 1, 2023 to new homes achieving ENERGY STAR certification.  Based on guidance the IRS issued in September 2023, fewer of the ENERGY
STAR homes we build in California meet the heightened qualification standard the IRS selected for homes built in that state relative to other states.
Deferred Tax Assets, Net.  Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.  Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2024	2023
Deferred tax liabilities:
Capitalized expenses	$26,792	$29,395
State taxes	9,680	12,152
Depreciation and amortization	8,055	8,179
Other	308	374
Total	44,835	50,100

Deferred tax assets:
Warranty, legal and other accruals	50,360	53,805
Employee benefits	53,282	51,325
Capitalized expenses	21,861	22,538
NOLs from 2006 through 2023	21,811	33,827
Inventory impairment and land option contract abandonment charges	7,653	15,878
Partnerships and joint ventures	5,879	6,193
Tax credits	2,019	1,857
Other	1,191	1,052
Total	164,056	186,475
Valuation allowance	(16,800)	(16,900)
Total	147,256	169,575
Deferred tax assets, net	$102,421	$119,475
Reconciliation of Expected Income Tax Expense.  The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2024		2023		2022
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(178,692)	(21.0)%	$(161,982)	(21.0)%	$(225,121)	(21.0)%
Tax credits	19,321	2.3	25,218	3.3	22,565	2.1
Stock compensation	6,405.7		4,471.6		1,442.2
Dividend received deduction	986.1		—	—	—	—
Valuation allowance for deferred tax assets	100	—	200	—	300	—
Non-deductible compensation	(8,703)	(1.0)	(9,975)	(1.3)	(7,905)	(.7)
State taxes, net of federal income tax benefit	(36,028)	(4.2)	(39,307)	(5.1)	(46,139)	(4.3)
Other, net	711.1		275	—	(542)	(.1)
Income tax expense	$(195,900)	(23.0)%	$(181,100)	(23.5)%	$(255,400)	(23.8)%

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
Our deferred tax assets of $119.2 million at November 30, 2024 and $136.4 million at November 30, 2023 were partially offset in each year by valuation allowances of $16.8 million and $16.9 million, respectively.  The deferred tax asset valuation allowances at November 30, 2024 and 2023 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.  As a result of our utilization of certain state NOLs, we reduced the valuation allowance by $.1 million in 2024.  As of November 30, 2024, we would need to generate approximately $408.0 million of pretax income in future periods before 2043 to realize our deferred tax assets.  Based on the evaluation of our deferred tax assets as of
November 30, 2024 and 2023, we determined that most of our deferred tax assets would be realized.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income.  Depending on their applicable statutory period, the state NOLs of $21.8 million, if not utilized, will begin to expire between 2025 and 2043. No state NOLs expired in 2024 or 2023.  State NOLs of $.1 million expired in 2022.
Unrecognized Tax Benefits.  Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2024	2023	2022
Balance at beginning of year	$2,376	$975	$930
Increase related to prior years’ tax positions	546	1,401	45
Balance at end of year	$2,922	$2,376	$975
Our unrecognized tax benefits are included in accrued expenses and other liabilities in our consolidated balance sheets.  We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes.
If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time.  During the next 12 months, it is possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change.  The potential change, if any, will be related to increases due to new tax positions taken and the accrual of interest and penalties.  Our total accrued interest and penalties related to unrecognized income tax benefits was approximately $.2 million at November 30, 2024 and approximately $.1 million at November 30, 2023.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period.  As of
November 30, 2024, the fiscal years ending 2021 and later remain open to federal examinations, while 2020 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”).  Based on our
analysis performed as of November 30, 2024, we do not believe that we have experienced an ownership change as defined by
Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 15.Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2024	2023
Senior unsecured term loan due August 25, 2026	$358,826	$358,156
6.875% Senior notes due June 15, 2027	298,560	298,062
4.80% Senior notes due November 15, 2029	297,932	297,572
7.25% Senior notes due July 15, 2030	346,574	346,101
4.00% Senior notes due June 15, 2031	386,638	386,199
Mortgages and land contracts due to land sellers and other loans (at an interest rate of 4.3% at November 30, 2024 and 3.0% to 4.5% at November 30, 2023)	3,149	3,808
Total	$1,691,679	$1,689,898
The carrying amounts of the Term Loan and senior notes listed above are net of debt issuance costs, which totaled $11.5 million at November 30, 2024 and $13.9 million at November 30, 2023.
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
The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio.  Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth,
Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein.  Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries.  The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the
Credit Facility.  As of November 30, 2024, we had no cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2024, we had $1.08 billion available for cash borrowings under the Credit
Facility, with up to $241.7 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan.  We have a Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions).  Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our
Leverage Ratio.  Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR).  The Term Loan contains various covenants that are substantially the same as those under the Credit Facility.  The proceeds drawn under the
Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries.  As of November 30, 2024 and 2023, the
weighted average annual interest rates on our outstanding borrowings under the Term Loan were 6.0% and 6.8%, respectively.
LOC Facility. We maintain a LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business.  On September 12, 2024, we entered into an amendment to the LOC Facility that increased the limit of letters of credit we may issue under it from $75.0 million to $100.0 million, and extended the expiration date from February 18, 2027 to
February 13, 2028.  As of November 30, 2024 and 2023, we had letters of credit outstanding under the LOC Facility of $73.3 million and $12.5 million, respectively.
Senior Notes.  All the senior notes outstanding at November 30, 2024 and 2023 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our Guarantor
Subsidiaries’ existing unsecured and unsubordinated indebtedness.  All of our senior notes were issued in underwritten public offerings.  Interest on each of these senior notes is payable semi-annually.

The key terms of each of our senior notes outstanding as of November 30, 2024 were as follows (dollars in thousands):

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
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2024, inventories having a carrying value of $14.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration.  Our 2023 Shelf Registration is filed with the SEC.  The 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined.  Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. We have not made any offerings of securities under the 2023 Shelf Registration.
Principal payments on our notes payable are due during each year ending November 30 as follows: 2025 — $.5 million;
2026 — $360.6 million; 2027 — $300.8 million; 2028 — $.8 million; 2029 — $300.3 million; and thereafter — $740.0 million.

Note 16.Fair Value Disclosures
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Our inventories are generally Level 3 assets.  We had no inventories with carrying values that were adjusted to fair value during the years ended November 30, 2024 or 2023.  See Note 7 – Inventory Impairments and Land
Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2024		2023
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,329,704	$1,309,700	$1,327,934	$1,260,725
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
Note 17.Commitments and Contingencies
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
warranty costs in future periods and such amounts could differ significantly from our current estimates.

The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2024	2023	2022
Balance at beginning of year	$98,000	$101,890	$96,153
Warranties issued	40,630	37,424	39,476
Payments	(42,604)	(45,314)	(33,739)
Adjustments	—	4,000	—
Balance at end of year	$96,026	$98,000	$101,890
Guarantees.  In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales.  Based on historical experience, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance.  We maintain, and require the majority of our independent contractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance.  These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-
insured retentions, deductibles and other coverage limits.  We also maintain certain other insurance policies.  Costs associated with our self-insurance programs are included in selling, general and administrative expenses.  In Arizona, California, Colorado and Nevada, our contractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent contractors are enrolled as insureds on each community.  Enrolled contractors generally contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work.  To the extent provided under the wrap-up program, we absorb the enrolled contractors’ general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-
insurance.
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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimated probable insurance and other recoveries of $22.6 million and $31.1 million are included in receivables in our consolidated balance sheets at November 30,
2024 and 2023, respectively.  These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from year to year.  Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2024	2023	2022
Balance at beginning of year	$179,832	$175,977	$189,131
Self-insurance provided	21,663	18,351	21,926
Payments	(16,008)	(20,896)	(21,984)
Adjustments (a)	(59)	6,400	(13,096)
Balance at end of year	$185,428	$179,832	$175,977
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis, and an adjustment to increase our previously recorded liability by
$5.5 million in 2024, $6.5 million in 2023 and $7.0 million in 2022.  The 2022 amount was largely impacted by a change in the actuarially determined estimate of probable recoveries associated with higher self-insured retention levels in our more recent coverage years, and an insurance carrier’s payment of a portion of a townhome claim settlement reached in the
2022 first quarter.
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
In addition to the risk that is effectively self-insured through our captive insurance subsidiary, we often obtain project-
specific insurance coverage for construction defect risk on attached projects (e.g., condominiums or townhomes) with policy deductibles generally ranging from $50,000 to $250,000.  We record estimated liabilities and recoveries for projected losses related to these projects on a gross basis, including for known claims as well as estimates for claims incurred but not yet reported, to the extent such amounts are considered probable and estimable.
Florida Chapter 558 Actions.  We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues.  The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations.  Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s)
before they can file a lawsuit.  Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of November 30, 2024, we had approximately 414 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond.  In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs.  At November 30, 2024, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not yet reported.  While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and the actions of third parties over which we have no control.
Performance Bonds and Letters of Credit.  We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures.  At November 30, 2024, we had $1.33 billion of performance bonds and $81.6 million of letters of credit outstanding.  At November 30, 2023, we had $1.32 billion of performance bonds and $19.1 million of letters of credit outstanding.  If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit.  We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates.  Rather, we are released from the performance bonds as the underlying performance is completed.
The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations.  Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts.  In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes.  At November 30, 2024, we had total cash deposits of $81.9 million to purchase land having an aggregate purchase price of $2.59 billion.  Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
Note 18.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages.
We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2024, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements.  We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect
(a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management.  Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made.  Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.  Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability.  The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made.  Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.  Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
Note 19.Stockholders’ Equity
Preferred Stock.  Prior to its April 30, 2024 expiration, we had in place a stockholder-approved rights agreement, and each share of our common stock included a related preferred share purchase right, to help protect the benefits of our NOLs and other deferred tax assets from an ownership change under Section 382.  With the expiration of the rights agreement, which was initially established in 2009, we de-listed and de-registered the related rights in August 2024.  Additionally, per its authority thereunder, our board of directors fixed October 10, 2024 as the expiration date for Article Ninth of our Restated Certificate of
Incorporation, as amended, which was also put in place in 2009 as a supplemental mechanism to help protect such NOL-related benefits.
Common Stock.  On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock.  This authorization replaced a previous board of directors authorization, which had 331,400 shares remaining for repurchase.  In 2022, we repurchased 4,927,499 shares of our common stock on the open market pursuant to the
2022 authorization at a total cost of $150.0 million.  As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization.
In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to the 2022 board of directors authorization at a total cost of $75.0 million.  On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock.  This authorization replaced the 2022 authorization.  In the
2023 second, third and fourth quarters, we repurchased 7,278,995 shares of our common stock on the open market pursuant to the 2023 authorization at a total cost of $336.4 million, bringing our total repurchases for the year ended November 30, 2023 to
9,244,437 shares of common stock at a total cost of $411.4 million.  As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization.
In the 2024 first quarter, we repurchased 826,663 shares of our common stock in the open market pursuant to the 2023 board of directors authorization at a total cost of $50.0 million.  On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2023 authorization, which had
$113.6 million remaining.  In the 2024 second, third and fourth quarters, we repurchased 3,898,518 shares of our common stock on the open market pursuant to the 2024 authorization at a total cost of $300.0 million, bringing our total repurchases for the year ended November 30, 2024 to 4,725,181 shares of common stock at a total cost of $350.0 million.  Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares.  As of November 30, 2024, there was $700.0 million of remaining availability under the 2024 share repurchase authorization.
The IRA imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31,
2022.  All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2024 first quarter, our board of directors declared a quarterly cash dividend of $.20 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share in the 2024 second quarter, and declared quarterly dividends at the new higher rate for the 2024 second, third and fourth quarters.
In the 2023 first and second quarters, our board of directors declared quarterly cash dividends of $.15 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share in the 2023 third quarter, and declared quarterly dividends at the new higher rate for the 2023 third and fourth quarters.  In 2022, our board of directors declared four quarterly cash dividends of $.15 per share. All dividends declared during 2024, 2023 and 2022 were also paid during those years.  Quarterly cash dividends declared and paid during 2024, 2023 and 2022 totaled $.95 per share, $.70 per share and $.60 per share, respectively.

Treasury Stock.  In addition to the shares purchased pursuant to our share repurchase program, we acquired $25.0 million,
$14.2 million and $15.9 million of our common stock in 2024, 2023 and 2022, respectively.  A portion of the common stock acquired in 2024, 2023 and 2022 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards.
Treasury stock is recorded at cost.  Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital.  These transactions are not considered repurchases under the share repurchase program described above.  In
October 2024, we retired 27,557,428 shares of our treasury stock.  Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.
Note 20.Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2022	$(5,575)
Other comprehensive income before reclassifications	2,720
Amounts reclassified from accumulated other comprehensive loss	(112)
Income tax expense related to items of other comprehensive income	(704)
Other comprehensive income, net of tax	1,904
Balance at November 30, 2023	(3,671)
Other comprehensive income before reclassifications	416
Amounts reclassified from accumulated other comprehensive loss	(461)
Income tax expense related to items of other comprehensive loss	12
Other comprehensive loss, net of tax	(33)
Balance at November 30, 2024	$(3,704)
The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2024	2023	2022
Postretirement benefit plan adjustments
Amortization of net actuarial (gain) loss (a)	$(461)	$(112)	$1,090
(a)The accumulated other comprehensive loss component is included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement Benefits.
There is no estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2025.
Note 21.Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we match employee contributions up to 6% of eligible compensation per payroll period.  The aggregate cost of the 401(k) Plan to us was $8.8 million in 2024, $8.3 million in 2023 and $8.2 million in 2022.  The assets of the 401(k) Plan are held by a third-
party trustee, with an affiliate of the trustee managing some fund options offered by the 401(k) Plan.  The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan.
As of November 30, 2024, 2023 and 2022, approximately 6%, 5% and 3%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.

Approval of the Amended and Restated KB Home 2014 Equity Incentive Plan.  We maintain one active equity compensation plan, the Amended and Restated KB Home 2014 Equity Incentive Plan (“Amended and Restated 2014 Plan”),
with an aggregate share grant capacity for stock-based awards to our employees, non-employee directors and consultants of
18,200,000 shares.  In addition, if an award made under the Amended and Restated KB Home 2014 Equity Incentive Plan
subsequently expires or is canceled, forfeited or settled for cash, then any shares associated with such award may, to the extent of such expiration, cancellation, forfeiture or cash settlement, be used again for new grants under the plan, and shares tendered or withheld to satisfy tax withholding obligations with respect to a full value award may be used again for new grants under the plan.  Under the Amended and Restated 2014 Plan, grants of stock options and other similar awards reduce the share grant capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the share grant capacity on a 1.78-for-1 basis.  Any shares that again become available for grant will be added back to the equity incentive plan’s available grant capacity in the same manner in which they were initially deducted (i.e., 1-for-1 or 1.78-for-1).  The Amended and Restated 2014 Plan provides stock options may be awarded for periods of up to 10 years, and enables us to grant other stock-based awards and cash bonuses.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2024	2023	2022
Restricted stock	$10,699	$9,659	$8,743
PSUs	22,296	23,065	18,757
Director awards	1,475	1,888	1,964
Total	$34,470	$34,612	$29,464
Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2024		2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,109,567	$15.50	1,674,393	$15.56	1,674,393	$15.56
Granted	—	—	—	—	—	—
Exercised	(691,426)	15.09	(564,826)	15.68	—	—
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	418,141	$16.17	1,109,567	$15.50	1,674,393	$15.56
Options exercisable at end of year	418,141	$16.17	1,109,567	$15.50	1,674,393	$15.56
Options available for grant at end of year	7,794,922		8,245,553		3,260,585
There were no stock options granted in 2024, 2023 or 2022.  We have not granted any stock option awards since 2016.
The total intrinsic value of stock options exercised was $32..7 million in 2024 and $17.4 million in 2023.  There were no stock options exercised in 2022.  The aggregate intrinsic value of both stock options outstanding and stock options exercisable was
$27.8 million at November 30, 2024, $40.6 million at November 30, 2023, and $26.5 million at November 30, 2022.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding and stock options exercisable at November 30, 2024 are summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$14.92	14,000	$14.92	0.9	14,000	$14.92
$16.21	404,141	16.21	1.8	404,141	16.21
$14.92 to $16.21	418,141	$16.17	1.8	418,141	$16.17	1.8
At November 30, 2024, there was no unrecognized stock-based compensation expense related to stock option awards as all these awards were fully vested.
Restricted Stock.  From time to time, we grant restricted stock to various employees as a compensation benefit.  During the restriction periods, these employees are entitled to vote and to receive cash dividends on such shares.  The restrictions imposed with respect to the shares granted lapse in installments within, or in full at the end of, three years after their grant date if certain conditions are met.
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2024		2023		2022
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	588,167	$21.29	543,886	$19.50	431,191	$19.22
Granted	181,287	74.46	329,209	41.78	347,131	27.49
Vested	(292,217)	37.48	(268,696)	42.12	(192,840)	29.09
Cancelled	(20,097)	35.88	(16,232)	32.24	(41,596)	38.58
Outstanding at end of year	457,140	$50.45	588,167	$21.29	543,886	$19.50
As of November 30, 2024, we had $20.0 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units.  On October 10, 2024, we granted PSUs to certain employees.  Each PSU grant corresponds to a target amount of our common stock (“Award Shares”).  Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2024 and ending on November 30, 2027, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-
production public homebuilding companies.  The grant date fair value of each such PSU was $79.81.  Upon vesting, each PSU recipient is entitled to receive a proportionate amount of credited cash dividends that are paid in respect of one share of our common stock with a record date between the grant date and the date the compensation committee of our board of directors determines the applicable performance achievements, if any.  On October 5, 2023, we granted PSUs to certain employees with similar terms as the 2024 PSU grants, except that the applicable performance period commenced on December 1, 2023 and ends on November 30, 2026.  The grant date fair value of each such PSU was $44.10.  On November 14, 2022, we granted
PSUs to certain employees with similar terms as the 2024 PSU grants, except that the applicable performance period commenced on December 1, 2022 and ends on November 30, 2025.  The grant date fair value of each such PSU was $30.12.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2024		2023		2022
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,225,415	$21.18	1,273,157	$19.70	1,392,864	$23.48
Granted	450,270	70.66	554,523	39.80	650,077	33.34
Vested	(519,636)	40.06	(602,265)	35.20	(674,677)	38.00
Cancelled	—	—	—	—	(95,107)	38.55
Outstanding at end of year	1,156,049	$44.12	1,225,415	$21.18	1,273,157	$19.70

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period.  The shares of our common stock that were granted under the terms of PSUs that vested in 2024 included an aggregate of 259,818 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-
described metrics over the three-year period from December 1, 2020 through November 30, 2023.  Similarly, the shares of our common stock that were granted under the terms of PSUs that vested in 2023 included an aggregate of 267,674 additional shares above the target amount based on our achievement of certain levels of the  three above-described metrics over the period from December 1, 2019 through November 30, 2022, and the shares of our common stock that were granted under the terms of
PSUs that vested in 2022 included an aggregate of 265,782 additional shares above the target amount based on our achievement of certain levels of the three above-described metrics over the period from December 1, 2018 through November 30, 2021.  The
PSUs do not have dividend or voting rights during the performance period.  Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period.  Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures.  At November 30, 2024, we had $47.1 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards.  We have granted deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director.  At November 30, 2024, 2023 and 2022, the aggregate outstanding deferred common stock awards granted under the Director Plan were 86,504, 271,683 and 409,648, respectively.  In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the
Director Plan and elections made by each director.
Grantor Stock Ownership Trust.  At November 30, 2023, we had a grantor stock ownership trust (“Trust”), which was established in 1999 and administered by a third-party trustee, that held and distributed the shares of common stock acquired to support certain employee compensation and employee benefit obligations under our existing stock option plan, the 401(k) Plan and other employee benefit plans. For financial reporting purposes, the Trust was consolidated with us, and therefore any dividend transactions between us and the Trust were eliminated.  Acquired shares held by the Trust were valued at the market price on the date of purchase and shown as a reduction to stockholders’ equity in the consolidated balance sheets.  The difference between the Trust share value and the market value on the date shares were released from the Trust was included in paid-in capital.  Common stock held in the Trust was not considered outstanding in the computations of earnings per share. The
Trust terminated on September 30, 2024.  The 6,705,247 shares held by the Trust were transferred to treasury stock.
Note 22.Postretirement Benefits
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

In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals.  The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust.  The trust is the owner and beneficiary of such insurance contracts.  The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized.  The cash surrender value of the
Retirement Plan life insurance contracts was $31.4 million at November 30, 2024 and $33.1 million at November 30, 2023.  We recognized investment gains on the cash surrender value of the Retirement Plan life insurance contracts of $.8 million in 2024 and $.1 million in 2023, and an investment loss of $3.1 million in 2022.  In 2024, 2023 and 2022, we paid $2.4 million, $2.3 million and $2.0 million, respectively, in benefits under the Retirement Plan to eligible former employees.  The cash surrender value of the DBO Plan life insurance contracts was $17.3 million at November 30, 2024 and $16.9 million at November 30,
2023.  We recognized investment gains on the cash surrender value of the DBO Plan life insurance contracts of $.5 million in
2024 and $.1 million in 2023, and an investment loss of $1.5 million in 2022.  In 2024 and 2022, we paid $.3 million and $.7 million, respectively, in benefits under the DBO Plan.  We paid no benefits under the DBO Plan in 2023.
The net periodic benefit cost of our Retirement Plan and DBO Plan is included in selling, general and administrative expenses in our consolidated statements of operations and consisted of the following (in thousands):

	Years Ended November 30,
	2024	2023	2022
Interest cost	$3,042	$2,884	$1,853
Service cost	695	720	1,132
Amortization of net actuarial (gain) loss	(438)	(112)	998
Total	$3,299	$3,492	$3,983
The liabilities related to these plans were $60.8 million at November 30, 2024 and $60.1 million at November 30, 2023, and are included in accrued expenses and other liabilities in the consolidated balance sheets.  For the years ended November 30,
2024 and 2023, the discount rates we used for the plans were approximately 4.9% and 5.2%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2025 — $3.3 million; 2026 — $3.5 million; 2027 — $4.1 million; 2028 — $4.7 million; 2029 — $4.9 million; and
for the five years ended November 30, 2034 — $23.7 million in the aggregate.
Note 23.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2024	2023	2022
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$597,973	$727,076	$328,517
Financial services	1,220	266	1,681
Total	$599,193	$727,342	$330,198

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$585	$598	$(5,435)
Income taxes paid	196,730	142,232	248,976
Income taxes refunded	5,502	1	452
Supplemental disclosure of non-cash activities:
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	8,402	9,533	13,524
Increase (decrease) in consolidated inventories not owned	4,516	16,427	(21,433)
Inventories acquired through seller financing	3,149	2,891	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of KB Home:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2024 and
2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) and our report dated January 24, 2025 expressed an unqualified opinion thereon.
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

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2024, the Company’s self-insurance liability was $185.4 million, and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $22.6 million.  As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported.  Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time.  Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

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

To test the Company’s self-insurance liability and related recoveries, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and recovery data utilized by the Company’s third-party actuary, testing the existence and terms of third-party insurance policies, and involving our actuarial specialist to assist in our evaluation of the methodologies and assumptions applied by management’s third-
party actuary.  Additionally, we compared the Company’s recorded self-insurance liability and related recoveries to estimated ranges which our actuarial specialist developed based on independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Los Angeles, California
January 24, 2025

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal
Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2024.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements.  In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Under the supervision and with the participation of senior management, including our Principal Executive
Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the
Treadway Commission.  Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of
November 30, 2024, which is presented below.
(b)Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KB Home:
Opinion on Internal Control Over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria).  In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated January 24, 2025 expressed an unqualified opinion thereon.
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
January 24, 2025
(c)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended November 30, 2024, as such terms are defined under Item 408(a) of Regulation S-
K.  Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended November 30,
2024.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report.  Except as stated below, the other information for this item will be provided to the extent applicable in the
“Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual
Meeting, Voting and Other Information” sections in our 2025 Proxy Statement and is incorporated herein by this reference.

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
Insider Trading Policy
We have adopted an insider trading policy and procedures applicable to our and our directors’, officers’ and employees’
purchase, sale or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards.  This policy and the procedures are set forth in our Policy on Transactions in Company Securities included as Exhibit 19.1 to this report.
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation
Discussion and Analysis” sections in our 2025 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities”
section in our 2025 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a) (i)	Weighted-average exercise price of outstanding options, warrants and rights (b) (i)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	1,574,190	$16.17	7,794,922
Equity compensation plans not approved by stockholders	—	—	—
Total	1,574,190	$16.17	7,794,922

(i)The number of shares in column (a) reflects outstanding stock options and 1,156,049 outstanding PSUs (at target amount)
as of November 30, 2024, as described in Note 21 – Employee Benefit and Stock Plans in the Notes to Consolidated
Financial Statements in this report.  For the outstanding PSUs, the number of shares approved for grant will depend on our performance on the applicable measures during the relevant performance periods, and we cannot predict the extent to which any shares under these awards will ultimately vest.  The weighted average exercise price in column (b) does not take into account the outstanding PSUs.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2025 Proxy
Statement and is incorporated herein by this reference.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2025 Proxy
Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  1.Financial Statements
Reference is made to the index set forth on page 56 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
3.Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2†	Certificate of Correction of Restated Certificate of Incorporation, as amended.

3.3	Amended and Restated By-Laws of KB Home, as amended, filed as exhibit to our Current Report on Form 8- K dated April 18, 2024 (File No. 001-09195), is incorporated by reference herein.

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
by reference herein.

Exhibit Number	Description
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

4.16	Form of 7.250% Senior Notes due 2030, filed as an exhibit to our Current Report on Form 8-K dated June 22, 2022 (File No. 001-09195), is incorporated by reference herein.
4.17
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

10.5*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.6*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.7*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.9*
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
reference herein.

10.11*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.12*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.13*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.14*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our
Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.15*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.16*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.17*
Amended KB Home 2014 Equity Incentive Plan, effective April 7, 2016, filed as an exhibit to our Quarterly
Report on Form 10-Q for the quarter ended May 31, 2016 (File No. 001-09195), is incorporated by reference herein.

10.18*
Form of Restricted Stock Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.19
Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11,
2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File
No. 001-09195), is incorporated by reference herein.

10.20*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended KB Home 2014
Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2020 (File No.
001-09195), is incorporated by reference herein.

10.21
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

10.23
Term Loan Agreement, dated as of August 25, 2022, among us, the banks party thereto, and Wells Fargo
Bank, National Association, as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-
Q for the quarter ended August 31, 2022 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.24*
Amended and Restated KB Home 2014 Equity Incentive Plan, effective April 20, 2023, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2023 (File No. 001-09195), is incorporated by reference herein.

10.25*
Amended and Restated KB Home 2014 Equity Incentive Plan Performance-Based Restricted Stock Unit
Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October
11, 2023, is incorporated by reference herein.

10.26*
Amended and Restated KB Home 2014 Equity Incentive Plan Restricted Stock Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October 11, 2023, is incorporated by reference herein.

10.27*	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated January 17, 2024 (File No. 001-09195), is incorporated by reference herein.

19.1†	Policy on Transactions in Company Securities.

21†	Subsidiaries of the Registrant.

22†	List of Guarantor Subsidiaries.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant
to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	KB Home Compensation Recovery Policy, filed as an exhibit to our 2023 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.
† Document filed with this Form 10-K.
Item 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. MEZGER	Chairman and Chief Executive Officer (Principal Executive Officer)	January 24, 2025
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 24, 2025
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 24, 2025
William R. Hollinger

/S/ JOSE M. BARRA	Director	January 24, 2025
Jose M. Barra

/S/ ARTHUR R. COLLINS	Director	January 24, 2025
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 24, 2025
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 24, 2025
Kevin P. Eltife

/S/ STUART A. GABRIEL	Director	January 24, 2025
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 24, 2025
Thomas W. Gilligan

/S/ CHERYL J. HENRY	Director	January 24, 2025
Cheryl J. Henry

/S/ JODEEN A. KOZLAK	Director	January 24, 2025
Jodeen A. Kozlak

/S/ JAMES C. WEAVER	Director	January 24, 2025
James C. Weaver