Form 10-Q
period 2025-02-28
KB HOME
filed 2025-04-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 71,733,514 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2025.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Total revenues	$1,391,777	$1,467,766
Homebuilding:
Revenues	$1,387,041	$1,461,698
Construction and land costs	(1,107,414)	(1,146,528)
Selling, general and administrative expenses	(152,288)	(157,494)
Operating income	127,339	157,676
Interest income	2,079	5,857
Equity in income (loss) of unconsolidated joint ventures	2,413	(445)
Homebuilding pretax income	131,831	163,088
Financial services:
Revenues	4,736	6,068
Expenses	(1,539)	(1,546)
Equity in income of unconsolidated joint venture	4,329	7,055
Financial services pretax income	7,526	11,577
Total pretax income	139,357	174,665
Income tax expense	(29,800)	(36,000)
Net income	$109,557	$138,665
Earnings per share:
Basic	$1.52	$1.81
Diluted	$1.49	$1.76
Weighted average shares outstanding:
Basic	71,537	75,894
Diluted	73,012	78,264
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	February 28, 2025	November 30, 2024
Assets
Homebuilding:
Cash and cash equivalents	$267,833	$597,973
Receivables	347,774	377,533
Inventories	5,942,547	5,528,020
Investments in unconsolidated joint ventures	61,269	67,020
Property and equipment, net	92,764	90,359
Deferred tax assets, net	102,421	102,421
Other assets	102,512	105,920
	6,917,120	6,869,246
Financial services	62,140	66,923
Total assets	$6,979,260	$6,936,169

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$364,039	$384,894
Accrued expenses and other liabilities	727,950	796,261
Notes payable	1,792,307	1,691,679
	2,884,296	2,872,834
Financial services	2,286	2,719
Stockholders’ equity:
Common stock — 74,437,477 and 74,409,977 shares issued at February 28, 2025 and November 30, 2024, respectively	74,437	74,410
Paid-in capital	834,306	862,049
Retained earnings	3,359,669	3,269,423
Accumulated other comprehensive loss	(3,704)	(3,704)
Treasury stock, at cost: 2,703,963 and 2,253,156 at February 28, 2025 and November 30, 2024, respectively	(172,030)	(141,562)
Total stockholders’ equity	4,092,678	4,060,616
Total liabilities and stockholders’ equity	$6,979,260	$6,936,169
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended February 28, 2025 and February 29, 2024
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2024	74,410	—	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$—	$(141,562)	$4,060,616
Net income	—	—	—	—	—	109,557	—	—	—	109,557
Dividends on common stock	—	—	—	—	—	(19,311)	—	—	—	(19,311)
Employee stock options/other	27	—	—	27	418	—	—	—	—	445
Stock awards	—	—	561	—	(35,719)	—	—	—	35,719	—
Stock-based compensation	—	—	—	—	7,558	—	—	—	—	7,558
Stock repurchases, including excise tax	—	—	(754)	—	—	—	—	—	(50,303)	(50,303)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(15,884)	(15,884)
Balance at February 28, 2025	74,437	—	(2,704)	$74,437	$834,306	$3,359,669	$(3,704)	$—	$(172,030)	$4,092,678

Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	138,665	—	—	—	138,665
Dividends on common stock	—	—	—	—	—	(16,355)	—	—	—	(16,355)
Employee stock options/other	586	—	—	586	8,218	—	—	—	—	8,804
Stock awards	—	—	548	—	(22,060)	—	—	—	22,060	—
Stock-based compensation	—	—	—	—	7,921	—	—	—	—	7,921
Stock repurchases, including excise tax	—	—	(827)	—	—	—	—	—	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at February 29, 2024	101,862	(6,705)	(19,241)	$101,862	$839,772	$3,799,234	$(3,671)	$(72,718)	$(781,809)	$3,882,670

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$109,557	$138,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(6,742)	(6,610)
Distributions of earnings from unconsolidated joint ventures	13,444	6,500
Amortization of debt issuance costs and premiums	889	860
Depreciation and amortization	8,815	9,335
Deferred income taxes	—	2,300
Stock-based compensation	7,558	7,921
Inventory impairments and land option contract abandonments	1,455	1,298
Changes in assets and liabilities:
Receivables	39,258	10,105
Inventories	(416,363)	(107,536)
Accounts payable, accrued expenses and other liabilities	(99,031)	(38,471)
Other, net	6,839	4,151
Net cash provided by (used in) operating activities	(334,321)	28,518
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(3,138)
Return of investments in unconsolidated joint ventures	556	—
Purchases of property and equipment, net	(11,220)	(9,454)
Net cash used in investing activities	(10,664)	(12,592)
Cash flows from financing activities:
Borrowings under revolving credit facility	180,000	—
Repayments under revolving credit facility	(80,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	—	(917)
Issuance of common stock under employee stock plans	445	8,804
Stock repurchases	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	(15,884)	(16,505)
Payments of cash dividends	(19,311)	(16,355)
Net cash provided by (used in) financing activities	15,250	(74,973)
Net decrease in cash and cash equivalents	(329,735)	(59,047)
Cash and cash equivalents at beginning of period	599,193	727,342
Cash and cash equivalents at end of period	$269,458	$668,295
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2024, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2024 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months ended February 28, 2025 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $48.7 million at February 28, 2025 and $385.1 million at November 30, 2024. At February 28, 2025 and November 30, 2024, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $109.6 million for the three months ended February 28, 2025 and $138.7 million for the three months ended February 29, 2024. Our comprehensive income for each of the three-month periods ended February 28, 2025 and February 29, 2024 was equal to our net income for the respective periods.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2025, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues:
West Coast	$601,649	$558,302
Southwest	312,879	323,125
Central	275,613	320,484
Southeast	196,900	259,787
Total	$1,387,041	$1,461,698

Pretax income (loss):
West Coast	$68,891	$65,740
Southwest	58,792	55,711
Central	25,493	38,575
Southeast	13,074	32,265
Corporate and other	(34,419)	(29,203)
Total	$131,831	$163,088

	Three Months Ended
	February 28, 2025	February 29, 2024
Inventory impairment and land option contract abandonment charges:
West Coast	$646	$1,298
Southwest	310	—
Central	318	—
Southeast	181	—
Total	$1,455	$1,298

	February 28, 2025	November 30, 2024
Assets:
West Coast	$3,396,805	$3,178,188
Southwest	1,079,790	915,072
Central	994,520	1,001,393
Southeast	1,042,840	972,993
Corporate and other	403,165	801,600
Total	$6,917,120	$6,869,246
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues
Insurance commissions	$2,561	$3,592
Title services	2,175	2,476
Total	4,736	6,068
Expenses
General and administrative	(1,539)	(1,546)
Operating income	3,197	4,522
Equity in income of unconsolidated joint venture	4,329	7,055
Pretax income	$7,526	$11,577

	February 28, 2025	November 30, 2024
Assets
Cash and cash equivalents	$1,625	$1,220
Receivables	3,605	5,407
Investment in unconsolidated joint venture	18,326	21,997
Other assets (a)	38,584	38,299
Total assets	$62,140	$66,923

	February 28, 2025	November 30, 2024
Liabilities
Accounts payable and accrued expenses	$2,286	$2,719
Total liabilities	$2,286	$2,719
(a)Other assets at February 28, 2025 and November 30, 2024 included $38.5 million and $38.2 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2025	February 29, 2024
Numerator:
Net income	$109,557	$138,665
Less: Distributed earnings allocated to participating securities	(113)	(117)
Less: Undistributed earnings allocated to participating securities	(567)	(937)
Numerator for basic earnings per share	108,877	137,611
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	567	937
Less: Undistributed earnings reallocated to participating securities	(555)	(909)
Numerator for diluted earnings per share	$108,889	$137,639

Denominator:
Weighted average shares outstanding — basic	71,537	75,894
Effect of dilutive securities:
Share-based payments	1,475	2,370
Weighted average shares outstanding — diluted	73,012	78,264
Basic earnings per share	$1.52	$1.81
Diluted earnings per share	$1.49	$1.76
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2025 and February 29, 2024.
For the three-month periods ended February 28, 2025 and February 29, 2024, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.    Receivables
Receivables consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Due from utility companies, improvement districts and municipalities	$168,363	$173,733
Recoveries related to self-insurance and other legal claims	144,646	136,949
Refundable deposits and bonds	10,017	10,667
Income taxes receivable	—	10,543
Other	29,055	49,887
Subtotal	352,081	381,779
Allowance for doubtful accounts	(4,307)	(4,246)
Total	$347,774	$377,533
6.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Homes completed or under construction	$1,957,426	$1,990,113
Land under development	3,985,121	3,537,907
Total	$5,942,547	$5,528,020
Land under development at February 28, 2025 and November 30, 2024 included land held for future development of $21.7 million and $21.2 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Capitalized interest at beginning of period	$122,387	$134,375
Interest incurred	26,392	26,505
Interest amortized to construction and land costs (a)	(23,423)	(26,503)
Capitalized interest at end of period	$125,356	$134,377
(a)Interest amortized to construction and land costs for the three months ended February 29, 2024 included a nominal amount related to land sales during the period.
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
We evaluated 11 active communities or land parcels for recoverability as of February 28, 2025 with a carrying value of $201.9 million. As of November 30, 2024, we evaluated eight active communities or land parcels for recoverability with a carrying value of $139.5 million. In addition, we evaluated land held for future development for recoverability as of both February 28, 2025 and November 30, 2024. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month periods ended February 28, 2025 and February 29, 2024.
As of February 28, 2025, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $19.9 million, representing four communities and various other land parcels. As of November 30, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $32.1 million, representing four communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.5 million for the three months ended February 28, 2025 and $1.3 million for the three months ended February 29, 2024.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2025 and November 30, 2024 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 28, 2025 and November 30, 2024 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2025 and November 30, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2025		November 30, 2024
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$56,406	$1,526,248	$50,469	$1,705,542
Other land option contracts and other similar contracts	32,830	1,000,811	31,470	885,588
Total	$89,236	$2,527,059	$81,939	$2,591,130
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $35.7 million at February 28, 2025 and $34.3 million at November 30, 2024. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $23.5 million at February 28, 2025 and $26.0 million at November 30, 2024.
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
We had investments in six homebuilding unconsolidated joint ventures as of February 28, 2025 and November 30, 2024. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues	$25,369	$—
Construction and land costs	(19,002)	—
Other expense, net	(1,552)	(854)
Income (loss)	$4,815	$(854)

The combined revenues and construction and land costs for the three months ended February 28, 2025 related to homes delivered by an unconsolidated joint venture in California. In the three months ended February 29, 2024, our unconsolidated joint ventures did not deliver any homes.

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	February 28, 2025	November 30, 2024
Assets
Cash	$14,293	$18,869
Receivables	2,728	2,918
Inventories	150,508	158,322
Other assets	1,077	1,052
Total assets	$168,606	$181,161

Liabilities and equity
Accounts payable and other liabilities	$5,465	$8,091
Notes payable (a)	47,408	47,300
Equity	115,733	125,770
Total liabilities and equity	$168,606	$181,161
(a)    As of both February 28, 2025 and November 30, 2024, the unconsolidated joint venture in California that delivered homes in the three months ended February 28, 2025 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. In January 2025, the loan agreement was amended, increasing the aggregate commitment to $60.0 million from $55.0 million, and providing an eight-month loan extension option to replace the two previous six-month extension options. Pursuant to the amendment, the aggregate commitment will be reduced to $55.2 million on August 31, 2025, and then to $40.0 million on February 28, 2026. This term loan is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. If the term loan is extended, the aggregate commitment would be reduced to $28.0 million effective April 19, 2026. Borrowings under the term loan are secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2025 or November 30, 2024.
We provide certain guarantees and indemnities to the lender in connection with the above-described term loan, including a guaranty of interest and carry costs; a guaranty to complete the construction of phases of the improvements for the project as such phases are commenced; a guaranty against losses suffered due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity from environmental issues. Except to the extent related to the foregoing guarantees and indemnities, we do not have a guaranty or any other obligation to repay borrowings under term loan or to support the value of the underlying collateral. However, various financial and non-financial covenants apply under the term loan and with respect to the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations. As of the date of this report, we were in compliance with the relevant covenants. We do not believe that our existing exposure under our guaranty and indemnity obligations related to outstanding borrowings under the term loan is material to our consolidated financial statements.
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues	$25,615	$30,412
Expenses	(16,957)	(16,301)
Income	$8,658	$14,111
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	February 28, 2025	November 30, 2024
Assets
Cash and cash equivalents (a)	$24,845	$31,702
Mortgage loans held for sale	165,838	122,828
Other assets	18,617	22,815
Total assets	$209,300	$177,345

Liabilities and equity
Accounts payable and other liabilities	$13,161	$15,398
Funding facilities	159,487	117,953
Equity	36,652	43,994
Total liabilities and equity	$209,300	$177,345
(a)Cash and cash equivalents includes restricted cash of $1.3 million at both February 28, 2025 and November 30, 2024.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $14.4 million at February 28, 2025 and $16.0 million at November 30, 2024. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were a loss of $1.5 million for the three months ended February 28, 2025 and a gain of $2.9 million for the three months ended February 29, 2024.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of February 28, 2025. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2025. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Cash surrender value of corporate-owned life insurance contracts	$51,500	$51,912
Lease right-of-use assets	19,968	18,704
Prepaid expenses	12,786	17,799
Other (a)	18,258	17,505
Total	$102,512	$105,920
(a)    Other includes investments in equity securities without readily determinable fair values of $15.2 million at February 28, 2025 and November 30, 2024.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Self-insurance and other legal liabilities	$321,766	$315,851
Employee compensation and related benefits	107,832	182,460
Warranty liability	96,067	96,026
Customer deposits	44,365	44,029
Inventory-related obligations (a)	41,227	44,408
Lease liabilities	22,386	20,859
Federal and state taxes payable	19,346	—
Accrued interest payable	17,037	28,806
Real estate and business taxes	13,894	17,056
Other	44,030	46,766
Total	$727,950	$796,261
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended February 28, 2025 and February 29, 2024 was $4.8 million and $5.1 million, respectively, and included short-term lease costs of $1.5 million and $1.8 million, respectively. Variable lease costs and external sublease income for the three-month periods ended February 28, 2025 and February 29, 2024 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	February 28, 2025	November 30, 2024
Lease right-of-use assets	$19,991	$18,734
Lease liabilities	22,409	20,887
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Income tax expense	$29,800	$36,000
Effective tax rate	21.4%	20.6%
Our income tax expense and effective tax rate for the three months ended February 28, 2025 included the favorable impact of $5.4 million of excess tax benefits related to stock-based compensation and $1.7 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes, partly offset by $2.4 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended February 29, 2024 reflected the favorable impact of $6.1 million of excess tax benefits related to stock-based compensation and $4.1 million of Section 45L tax credits, partly offset by $2.5 million of non-deductible executive compensation expense. The year-over-year decrease in Section 45L tax credits reflects the impact of guidance the Internal Revenue Service (“IRS”) issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR® certification but do not qualify for Section 45L tax credits. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those higher standards for both our business and our buyers.
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
As of both February 28, 2025 and November 30, 2024, we had deferred tax assets of $119.2 million that were partly offset by valuation allowances of $16.8 million. The deferred tax asset valuation allowances at February 28, 2025 and November 30, 2024 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 28, 2025, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the three months ended February 28, 2025.
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

14.Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Unsecured revolving credit facility	$100,000	$—
Senior unsecured term loan due August 25, 2026	358,994	358,826
6.875% Senior notes due June 15, 2027	298,691	298,560
4.80% Senior notes due November 15, 2029	298,024	297,932
7.25% Senior notes due July 15, 2030	346,699	346,574
4.00% Senior notes due June 15, 2031	386,750	386,638
Mortgages and land contracts due to land sellers and other loans	3,149	3,149
Total	$1,792,307	$1,691,679
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $10.8 million at February 28, 2025 and $11.5 million at November 30, 2024.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2025, we had $100.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2025, we had $981.7 million available for cash borrowings under the Credit Facility, with up to $241.7 million of that amount available for the issuance of letters of credit. As of February 28, 2025, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.7%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of February 28, 2025, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of February 28, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $72.6 million and $73.3 million, respectively.

Senior Notes. All the senior notes outstanding at February 28, 2025 and November 30, 2024 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of February 28, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2025, inventories having a carrying value of $16.5 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of February 28, 2025, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2025 – $.3 million; 2026 – $360.8 million; 2027 – $300.8 million; 2028 – $.8 million; 2029 – $300.5 million and thereafter – $740.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Our inventories are generally Level 3 assets. We had no inventories with carrying values that were adjusted to fair value during the three months ended February 28, 2025 or the year ended November 30, 2024. See Note 7 – Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2025		November 30, 2024
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,330,164	$1,309,500	$1,329,704	$1,309,700
(a)The carrying value for the senior notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, outstanding borrowings under the Credit Facility, if any, the Term

Loan, and mortgages and land contracts due to land sellers and other loans approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Balance at beginning of period	$96,026	$98,000
Warranties issued	8,972	8,163
Payments	(8,931)	(10,243)
Balance at end of period	$96,067	$95,920
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $22.9 million and $22.6 million are included in receivables in our consolidated balance sheets at February 28, 2025 and November 30, 2024, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Balance at beginning of period	$185,428	$179,832
Self-insurance provided	4,213	4,627
Payments	(9,732)	(6,210)
Adjustments (a)	344	(918)
Balance at end of period	$180,253	$177,331
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
The payments we make in connection with claims and related repair work may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of an independent contractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable.
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of February 28, 2025, we had approximately 389 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 28, 2025, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2025, we had $1.31 billion of performance bonds and $80.9 million of letters of credit outstanding. At November 30, 2024, we had $1.33 billion of performance bonds and $81.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2025, we had total cash deposits of $89.2 million to purchase land having an aggregate purchase price of $2.53 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Civil Subpoena. On October 2, 2023, we received a subpoena from the U.S. Department of Justice Civil Division, dated September 27, 2023, to produce certain documents and testimony with respect to the inspection, rating, marketing and advertising of our ENERGY STAR certified homes, including our contracts and/or communications with U.S. Environmental Protection Agency and third-party ENERGY STAR rating companies, real estate brokers, real estate appraisers, financial institutions and other parties, as well as inspection-related guidelines, instructions, methods, policies, processes and procedures. We are cooperating with the government, producing documents and information. As of the date of this report, we are unable to predict what actions the government will take, if any; the timing or nature of the ultimate outcome in this matter; or the impact, if any, such outcome may have on our business or consolidated financial statements. As a result, while a loss or penalty, if any, is reasonably possible in this matter, it is not considered to be probable or estimable.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2025, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
On February 21, 2025, the management development and compensation committee of our board of directors approved the payout of 530,015 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 7, 2021. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2021 through November 30, 2024. Of the shares of common stock paid out 243,729 shares, or $14.9 million, were purchased by us in the 2025 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first quarter, we repurchased 753,939 shares of our common stock at a total cost of $50.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 28, 2025, there was $650.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months ended February 28, 2025 and February 29, 2024, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2025 first quarter, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. In the 2024 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share.
19.Stock-Based Compensation
Stock Options. At February 28, 2025 and November 30, 2024, we had 390,641 and 418,141 stock options outstanding with a weighted average exercise price of $16.16 and $16.17, respectively. We have not granted any stock option awards since 2016. During the three months ended February 28, 2025, a total of 27,500 stock options with a weighted average exercise price of $16.21 were exercised. As of February 28, 2025, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 1.6 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three months ended February 28, 2025 and February 29, 2024. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $17.5 million at February 28, 2025. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $7.6 million and $7.9 million for the three months ended February 28, 2025 and February 29, 2024, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Summary of cash and cash equivalents at end of period:
Homebuilding	$267,833	$668,084
Financial services	1,625	211
Total	$269,458	$668,295
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$11,769	$12,184
Income taxes paid	660	540
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(2,545)	(1,599)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,164	2,147
Inventories acquired through seller financing	—	3,149

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 28, 2025	February 29, 2024	Variance
Revenues:
Homebuilding	$1,387,041	$1,461,698	(5)%
Financial services	4,736	6,068	(22)
Total revenues	$1,391,777	$1,467,766	(5)%
Pretax income:
Homebuilding	$131,831	$163,088	(19)%
Financial services	7,526	11,577	(35)
Total pretax income	139,357	174,665	(20)
Income tax expense	(29,800)	(36,000)	17
Net income	$109,557	$138,665	(21)%
Diluted earnings per share	$1.49	$1.76	(15)%
In the 2025 first quarter, market conditions were shaped by ongoing elevated mortgage interest rates, housing affordability concerns and heightened macroeconomic and geopolitical uncertainties that have negatively affected consumer confidence and caused homebuyers to take longer to make their purchase decisions. Within this environment, our first-quarter performance fell short of our expectations, with a 9% year-over-year decrease in the number of homes delivered to 2,770, primarily due to fewer inventory homes sold and delivered, and utility services-related delays stemming from the unprecedented wildfires in Southern California as certain municipal resources were diverted to fire-related priorities.
Reflecting the market conditions, demand at the start of the Spring selling season was more muted relative to the past few years, and despite a healthy level of traffic in our communities, our 2,772 net orders for the 2025 first quarter were down 17% year over year, and our monthly net order pace per community was 3.6, compared to 4.6. Also contributing to the year-over-year decline in our net orders were delays in several of our planned community openings until late in the first quarter or, in some cases, into the second quarter. Even with the delayed openings, our average community count for the first quarter increased 7% year over year to 257, and our ending community count was 255, also up 7%.
We employed targeted sales strategies during the 2025 first quarter to improve affordability for our homebuyers and help drive order activity. These sales strategies, which we have used to varying degrees since the 2022 second half, included homebuyer concessions, particularly mortgage-related concessions such as interest rate buydowns. Additionally, in mid-February 2025, we selectively reduced selling prices on a community-by-community basis at roughly one-half of our communities to stimulate demand, and in many cases, we lowered or eliminated homebuyer concessions, helping to offset the margin impact of those price changes. Consumers responded favorably to these steps, which were focused around offering the most compelling value, and we saw improved weekly net orders and a normalizing absorption pace at the end of the quarter.
Homebuilding revenues for the three months ended February 28, 2025 were generated solely from housing operations. In the year-earlier period, homebuilding revenues were generated from housing operations and land sales. Our 2025 first-quarter housing revenues were down 5% year over year to $1.39 billion due to a 9% decrease in the number of homes delivered to 2,770, partly offset by a 4% increase in their average selling price to $500,700. Approximately 49% of our homes delivered in the 2025 first quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter increased to 62% for the 2025 first quarter, from 55% for the year-earlier quarter, mainly due to our improved build times. Homebuilding operating income for the three months ended February 28, 2025 declined 19% from the year-earlier period to $127.3 million. As a percentage of revenues, homebuilding operating income was 9.2% for the 2025 first quarter compared to 10.8% for the corresponding 2024 period, primarily reflecting a lower housing gross profit margin. Our housing gross profit margin for the 2025 first quarter was 20.2%, compared to 21.5% for the year-earlier quarter, mainly due to higher relative land costs, increased homebuyer concessions and reduced operating leverage from lower housing revenues. Net income and diluted earnings per share for the three months ended February 28, 2025 decreased 21% and 15%, respectively, year over year. Our diluted earnings per share for the 2025 first quarter reflected lower net income, partly offset by the favorable impact of our common stock repurchases over the past several quarters.
We continue to take a balanced approach in allocating our capital aligned with our priorities of investing in land and land development to support future growth and returning capital to our stockholders. For the three months ended February 28, 2025, we increased our investments in land and land development to $920.3 million, representing a 57% increase from the prior-year period, and repurchased 753,939 shares of our common stock at a total cost of $50.0 million. We ended the 2025 first quarter with total liquidity of $1.25 billion, including cash and cash equivalents and $981.7 million of available capacity under the Credit Facility. We had $100.0 million of cash borrowings outstanding under the Credit Facility at February 28, 2025.
We have revised our projections for 2025 due to our first quarter results, the relatively soft start to the Spring selling season and the selling price adjustments we implemented in mid-February 2025. Although our ending backlog value at February 28, 2025 decreased 21% year over year to approximately $2.20 billion, we believe we are well positioned to achieve our updated projections for the 2025 second quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues:
Housing	$1,387,041	$1,458,126
Land	—	3,572
Total	1,387,041	1,461,698
Costs and expenses:
Construction and land costs
Housing	(1,107,414)	(1,144,427)
Land	—	(2,101)
Total	(1,107,414)	(1,146,528)
Selling, general and administrative expenses	(152,288)	(157,494)
Total	(1,259,702)	(1,304,022)
Operating income	127,339	157,676
Interest income	2,079	5,857
Equity in income (loss) of unconsolidated joint ventures	2,413	(445)
Homebuilding pretax income	$131,831	$163,088

Homes delivered	2,770	3,037
Average selling price	$500,700	$480,100
Housing gross profit margin as a percentage of housing revenues	20.2%	21.5%
Adjusted housing gross profit margin as a percentage of housing revenues	20.3%	21.6%
Selling, general and administrative expenses as a percentage of housing revenues	11.0%	10.8%
Operating income as a percentage of revenues	9.2%	10.8%

Revenues. Homebuilding revenues for the three months ended February 28, 2025 were generated solely from housing operations. For the three months ended February 29, 2024, homebuilding revenues were generated from housing operations and land sales. Housing revenues for the 2025 first quarter declined 5% from the year-earlier quarter due to a 9% decrease in the number of homes delivered, partly offset by a 4% increase in their overall average selling price. Our 2025 first-quarter housing revenues reflected year-over-year decreases of 3%, 13% and 24% in our Southwest, Central and Southeast homebuilding reporting segments, respectively, partially offset by an 8% increase in our West Coast segment. The number of homes delivered decreased as compared to the year-earlier quarter, primarily due to fewer inventory homes sold and delivered, and utility services-related delays stemming from the unprecedented wildfires in Southern California as certain municipal resources were diverted to fire-related priorities. The higher overall average selling price primarily resulted from the combined effect of product and geographic mix factors, particularly a greater proportion of homes delivered from our higher-priced West Coast homebuilding reporting segment, partly offset by a year-over-year increase in homebuyer concessions.
There were no land sales for the three months ended February 28, 2025, compared to $3.6 million of land sale revenues for the three months ended February 29, 2024. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended February 28, 2025 decreased 19% year over year, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2025 first quarter included inventory-related charges of $1.5 million, compared to $1.3 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended February 28, 2025 was 9.2%, compared to 10.8% for the corresponding 2024 period, mainly due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 9.3% for the 2025 first quarter, compared to 10.9% for the year-earlier quarter.
•Housing Gross Profits – Housing gross profits of $279.6 million for the three months ended February 28, 2025 were down 11% year over year, reflecting a decrease in housing revenues and a 130 basis-point decrease in our housing gross profit margin to 20.2%. The decline in the housing gross profit margin was primarily due to higher relative land costs, increased homebuyer concessions and reduced operating leverage from lower housing revenues. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% and 1.8% for the three months ended February 28, 2025 and February 29, 2024, respectively. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 20.3% for the 2025 first quarter decreased 130 basis points year over year. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – There was no land sale activity in the three months ended February 28, 2025, compared to land sale profits of $1.5 million in the three months ended February 29, 2024.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended
	February 28, 2025	% of Housing Revenues	February 29, 2024	% of Housing Revenues
Marketing expenses	$39,663	2.9%	$36,360	2.5%
Commission expenses (a)	47,166	3.4	51,830	3.6
General and administrative expenses	65,459	4.7	69,304	4.7
Total	$152,288	11.0%	$157,494	10.8%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended February 28, 2025 decreased 3% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2025 first quarter increased 20 basis points, primarily reflecting reduced operating leverage from lower housing revenues.

Interest Income/Expense. Interest income, which is generated from short-term investments, was $2.1 million for the three months ended February 28, 2025, compared to $5.9 million for the year-earlier quarter, reflecting a decrease in the average balance of cash equivalents and a lower interest rate. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended February 28, 2025 and February 29, 2024 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $2.4 million for the three months ended February 28, 2025, compared to our equity in loss of unconsolidated joint ventures of $.4 million for three months ended February 29, 2024. The year-over-year improvement for the 2025 period mainly reflected homes delivered by an unconsolidated joint venture in California. In the corresponding period of 2024, our unconsolidated joint ventures did not deliver any homes. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Net orders	2,772	3,323
Net order value (a)	$1,346,067	$1,582,191
Cancellation rate (b)	16%	14%
Ending backlog — homes	4,436	5,796
Ending backlog — value	$2,201,933	$2,791,744
Ending community count	255	238
Average community count	257	240
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
Net Orders. Net orders for the 2025 first quarter decreased 17%, compared to the year-earlier quarter, and the pace of monthly net orders per community was 3.6 in the 2025 first quarter, compared to 4.6 in the corresponding 2024 quarter, reflecting our lower net orders as well as a higher average community count. The decreases in our net orders and monthly pace per community reflected market conditions in the 2025 first quarter, with demand at the start of the Spring selling season more muted relative to the past few years, shaped by ongoing elevated mortgage interest rates, housing affordability concerns and heightened macroeconomic and geopolitical uncertainties that have negatively affected consumer confidence and caused homebuyers to take longer to make their purchase decisions. In addition, several of our planned community openings were delayed until late in the first quarter or, in some cases, into the second quarter, which also contributed to the year-over-year decline in our net orders.
We employed targeted sales strategies during the 2025 first quarter to improve affordability for our homebuyers and help drive order activity. These sales strategies, which we have used to varying degrees since the 2022 second half, included homebuyer concessions, particularly mortgage-related concessions such as interest rate buydowns. Additionally, in mid-February 2025, we selectively reduced selling prices on a community-by-community basis at roughly half of our communities to stimulate demand, with a focus around offering consumers the most compelling value, and from these steps we saw improved weekly net orders and a normalizing absorption pace at the end of the quarter. The value of our net orders for the 2025 first quarter decreased

15% year over year as a result of the 17% decrease in net orders, partly offset by a 2% increase in their average selling price to $485,600.
Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2025 increased slightly from the year-earlier period.
Backlog. The number of homes in our backlog and our backlog value at February 28, 2025 decreased 23% and 21%, respectively, from February 29, 2024. The decline in our overall backlog value reflected decreases in each of our homebuilding reporting segments, ranging from 20% in our West Coast and Southwest segments to 25% in our Southeast segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2025 first quarter grew 7% from the year-earlier quarter. Our average community count for the three months ended February 28, 2025 also increased 7% from the year-earlier period. To help drive future growth, we increased our investments in land and land development on a year-over-year basis for the three months ended February 28, 2025, as discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
West Coast	849	828	898	950	15%	13%
Southwest	678	717	545	698	14	10
Central	751	870	720	1,017	16	15
Southeast	492	622	609	658	20	20
Total	2,770	3,037	2,772	3,323	16%	14%

	Net Order Value			Average Community Count
Segment	February 28, 2025	February 29, 2024	Variance	February 28, 2025	February 29, 2024	Variance
West Coast	$607,179	$633,400	(4)%	88	73	21%
Southwest	269,222	314,863	(14)	40	44	(9)
Central	239,725	363,923	(34)	68	77	(12)
Southeast	229,941	270,005	(15)	61	46	33
Total	$1,346,067	$1,582,191	(15)%	257	240	7%

	Backlog – Homes			Backlog – Value
Segment	February 28, 2025	February 29, 2024	Variance	February 28, 2025	February 29, 2024	Variance
West Coast	1,260	1,667	(24)%	$879,894	$1,100,889	(20)%
Southwest	1,001	1,360	(26)	488,714	608,455	(20)
Central	1,102	1,414	(22)	400,205	505,194	(21)
Southeast	1,073	1,355	(21)	433,120	577,206	(25)
Total	4,436	5,796	(23)%	$2,201,933	$2,791,744	(21)%

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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $36.5 million and $35.1 million in the three months ended February 28, 2025 and February 29, 2024, respectively.
The financial results of our homebuilding reporting segments for the three months ended February 28, 2025 and February 29, 2024 were impacted to varying degrees by homebuyer concessions we extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2025	February 29, 2024	Variance
Revenues	$601,649	$558,302	8%
Construction and land costs	(491,168)	(447,433)	(10)
Selling, general and administrative expenses	(43,989)	(44,738)	2
Operating income	$66,492	$66,131	1%

Homes delivered	849	828	3%
Average selling price	$708,700	$673,800	5%
Operating income as a percentage of revenues	11.1%	11.8%	(70)	bps
In the three months ended February 28, 2025, this segment’s revenues were generated solely from housing operations. In the three months ended February 29, 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. The year-over-year growth in housing revenues for the three months ended February 28, 2025 was driven by increases in both the number of homes delivered and their average selling price. Operating income for the three months ended February 28, 2025 was nearly even year over year, as housing gross profits were essentially flat, and a slight decrease in selling, general and administrative expenses was partly offset by the absence of land sale profits in the current period. Land sale profits were $.4 million in the year-earlier period. Operating income as a percentage of revenues for the 2025 first quarter was down from the year-earlier quarter, primarily due to a 140 basis-point decrease in the housing gross profit margin to 18.4%, partly offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.3%. The year-over-year decrease in the housing gross profit margin for the three months ended February 28, 2025 mainly reflected higher relative land costs as well as increased homebuyer concessions. For the three months ended February 28, 2025, inventory-related charges associated with housing operations were $.6 million, compared to $1.3 million for the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2025 primarily reflected improved operating leverage from higher housing revenues, partly offset by higher costs including marketing and other expenses associated with our increased community count in this segment.

Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2025	February 29, 2024	Variance
Revenues	$312,879	$323,125	(3)%
Construction and land costs	(232,718)	(244,491)	5
Selling, general and administrative expenses	(21,386)	(22,870)	6
Operating income	$58,775	$55,764	5%

Homes delivered	678	717	(5)%
Average selling price	$461,500	$450,700	2%
Operating income as a percentage of revenues	18.8%	17.3%	150	bps
In the three-month periods ended February 28, 2025 and February 29, 2024, this segment’s revenues were generated solely from housing operations. The year-over-year decline in this segment’s housing revenues for the three months ended February 28, 2025 reflected a decrease in the number of homes delivered, partly offset by an increase in their average selling price. Operating income for the three months ended February 28, 2025 increased from the corresponding year-earlier period due to higher housing gross profits and lower selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2025 first quarter grew from the year-earlier quarter, reflecting a 130 basis-point increase in the housing gross profit margin to 25.6% and a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.8%. The year-over-year expansion in the housing gross profit margin for the three months ended February 28, 2025 primarily reflected lower relative construction and land costs, partly offset by increased homebuyer concessions and reduced operating leverage from lower housing revenues. For the three months ended February 28, 2025, inventory-related charges associated with housing operations were $.3 million, compared to none for the year-earlier period.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2025	February 29, 2024	Variance
Revenues	$275,613	$320,484	(14)%
Construction and land costs	(219,896)	(249,840)	12
Selling, general and administrative expenses	(30,229)	(32,073)	6
Operating income	$25,488	$38,571	(34)%

Homes delivered	751	870	(14)%
Average selling price	$367,000	$364,700	1%
Operating income as a percentage of revenues	9.2%	12.0%	(280)	bps
In the three months ended February 28, 2025, this segment’s revenues were generated solely from housing operations. In the three months ended February 29, 2024, this segment’s revenues were comprised of housing revenues and land sale revenues. Housing revenues for the three months ended February 28, 2025 were down 13% from $317.3 million in the year-earlier period due to a decrease in the number of homes delivered, partly offset by a slight increase in their average selling price. Land sale revenues totaled $3.2 million in the three months ended February 29, 2024. Operating income for the 2025 first quarter declined from the year-earlier period mainly due to lower housing gross profits and the absence of land sale profits in the current quarter, partly offset by lower selling, general and administrative expenses. Land sale profits totaled $1.1 million for the 2024 first quarter. This segment’s operating income as a percentage of revenues for the 2025 first quarter decreased from the year-earlier period, primarily due to a 170 basis-point decline in the housing gross profit margin to 20.2% and a 90 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.0%. The housing gross profit margin for the three months ended February 28, 2025 declined mainly due to higher relative land costs, and reduced operating leverage from lower housing revenues. Inventory-related charges associated with housing operations for the three months ended February 28, 2025 were $.3 million, compared to none for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2025 was mainly due to reduced operating leverage from lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2025	February 29, 2024	Variance
Revenues	$196,900	$259,787	(24)%
Construction and land costs	(162,056)	(203,791)	20
Selling, general and administrative expenses	(21,767)	(23,731)	8
Operating income	$13,077	$32,265	(59)%

Homes delivered	492	622	(21)%
Average selling price	$400,200	$417,700	(4)%
Operating income as a percentage of revenues	6.6%	12.4%	(580)	bps
This segment’s revenues for the three months ended February 28, 2025 and February 29, 2024 were generated solely from housing operations. Housing revenues for the three-month period ended February 28, 2025 declined from the corresponding year-earlier period due to decreases in both the number of homes delivered and their average selling price. Operating income for the three months ended February 28, 2025 was down year over year, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. As a percentage of revenues, operating income for the 2025 first quarter decreased from the year-earlier quarter due to a 390 basis-point decline in the housing gross profit margin to 17.7% and a 190 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.1%. The year-over-year decrease in the housing gross profit margin primarily reflected higher relative construction and land costs, increased homebuyer concessions and reduced operating leverage from lower housing revenues. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2025 was mainly due to reduced operating leverage from lower housing revenues as well as higher costs, including marketing and other expenses associated with our expanded community count in this segment.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues	$4,736	$6,068
Expenses	(1,539)	(1,546)
Equity in income of unconsolidated joint venture	4,329	7,055
Pretax income	$7,526	$11,577

Total originations (a):
Loans	2,067	2,146
Principal	$868,655	$840,566
Percentage of homebuyers using KBHS	90%	85%
Average FICO score	746	743

	Three Months Ended
	February 28, 2025	February 29, 2024
Loans sold (a):
Loans sold to GR Alliance	1,421	2,239
Principal	$575,300	$886,241
Loans sold to third parties	563	37
Principal	$249,977	$14,153
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 28, 2025 declined 22% year over year, due to decreases in both insurance commissions and title services revenues.
Pretax income. Financial services pretax income for the three months ended February 28, 2025 was down 35% from the year-earlier period, largely due to a decrease in the equity in income of our unconsolidated joint venture, KBHS. In the 2025 first quarter, the equity in income of our unconsolidated joint venture was $4.3 million, compared to $7.1 million in the year-earlier quarter, reflecting a decrease in KBHS’ income. The year-over-year decrease in KBHS’ income primarily reflected a loss in the fair value of IRLCs of $1.5 million in the current quarter, compared to a gain in the fair value of IRLCs of $2.9 million in the year-earlier quarter. Also contributing to the year-over-year decrease in KBHS’ income was a decline in the number of loans originated, which reflected a decrease in the number of homes we delivered, partly offset by an increase in the percentage of homebuyers using KBHS.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Income tax expense	$29,800	$36,000
Effective tax rate	21.4%	20.6%
Our effective tax rate for the three months ended February 28, 2025 increased from the year-earlier period, mainly due to a $2.4 million decrease in the Section 45L tax credits we recognized primarily from building energy-efficient homes and a $.7 million decrease in excess tax benefits related to stock-based compensation. The year-over-year decrease in Section 45L tax credits reflects the impact of guidance the IRS issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR certification but do not qualify for Section 45L tax credits. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those standards for both our business and our buyers.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Housing revenues	$1,387,041	$1,458,126
Housing construction and land costs	(1,107,414)	(1,144,427)
Housing gross profits	279,627	313,699
Add: Inventory-related charges (a)	1,455	1,298
Adjusted housing gross profits	$281,082	$314,997

Housing gross profit margin as a percentage of housing revenues	20.2%	21.5%
Adjusted housing gross profit margin as a percentage of housing revenues	20.3%	21.6%
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
We ended the 2025 first quarter with total liquidity of $1.25 billion, including cash and cash equivalents and $981.7 million of available capacity under the Credit Facility, with $100.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $267.8 million at February 28, 2025, compared to $598.0 million at November 30, 2024. Cash equivalents included in the total were $48.7 million at February 28, 2025 and $385.1 million at November 30, 2024, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of February 28, 2025, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the three months ended February 28, 2025, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Investments in Land and Land Development. Our investments in land and land development for the three months ended February 28, 2025 grew 57% to $920.3 million, compared to $587.1 million for the corresponding year-earlier period. This increase reflected the execution of our strategic priority to expand our land-related investments to support future growth, and our opportunistic purchase of two sizable land parcels in our Southwest homebuilding reporting segment to replace a large community that is approaching close out. Land acquisition expenditures, which are included in our investments in land and land development, increased to $538.0 million, or 58% of our total investments, for the three months ended February 28, 2025, from $214.4 million, or approximately 37% of our total investments, for the corresponding period of 2024. While we made investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2025 and February 29, 2024, approximately 47% and 50%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the remainder of 2025, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 28, 2025		November 30, 2024		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	25,145	$3,077,792	23,956	$2,915,543	1,189	$162,249
Southwest	11,901	1,026,310	13,117	845,910	(1,216)	180,400
Central	22,918	837,410	21,056	839,920	1,862	(2,510)
Southeast	18,269	1,001,035	18,574	926,647	(305)	74,388
Total	78,233	$5,942,547	76,703	$5,528,020	1,530	$414,527
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 28, 2025 increased 7% from November 30, 2024, reflecting land investments during the three months ended February 28, 2025, partly offset by homes delivered and our abandonment of 4,621 previously controlled lots. The number of lots we owned or controlled as of February 28, 2025 increased 2% from November 30, 2024. The number of lots in inventory as of February 28, 2025 included 13,993 lots under contract where the associated deposits were refundable at our discretion, compared to 18,923 of such lots at November 30, 2024. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 46% at February 28, 2025, compared to 49% at November 30, 2024. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at February 28, 2025, we estimate the remaining purchase price to be paid would be as follows: 2025 – $902.6 million; 2026 – $1.09 billion; 2027 – $276.2 million; 2028 – $107.5 million; 2029 – $62.5 million; and thereafter – $0.

Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2025	November 30, 2024
Cash and cash equivalents	$267,833	$597,973
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	(100,000)	—
Letters of credit outstanding under the Credit Facility	(8,260)	(8,260)
Credit Facility availability	981,740	1,081,740
Total liquidity	$1,249,573	$1,679,713
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2025	November 30, 2024	Variance
Credit Facility	$100,000	$—	$100,000
Term Loan	358,994	358,826	168
Senior notes	1,330,164	1,329,704	460
Mortgages and land contracts due to land sellers and other loans	3,149	3,149	—
Total	$1,792,307	$1,691,679	$100,628
Our first quarter is typically when we have the lowest cash inflows and highest cash outflows of our fiscal year. As such, to support executing on our strategic priority of expanding our investments in land and land development for future growth, during the 2025 first quarter we utilized cash borrowings from the Credit Facility. As a result, our financial leverage, as measured by the ratio of debt to capital, increased 110 basis points to 30.5% at February 28, 2025, compared to 29.4% at November 30, 2024. On a year-over-year basis, our debt to capital ratio was nearly even with 30.4% at February 29, 2024. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of February 28, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $72.6 million and $73.3 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.31 billion and $1.33 billion of performance bonds outstanding at February 28, 2025 and November 30, 2024, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2025, we had $100.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2025:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$3.18 billion	$4.05 billion
Leverage Ratio	<	.600	.308
Interest Coverage Ratio (a)	>	1.500	10.640
Minimum liquidity (a)	>	$89.7 million	$167.8 million
Investments in joint ventures and non-guarantor subsidiaries	<	$915.1 million	$410.0 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.69 billion
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
As of February 28, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2025, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $16.5 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of February 28, 2025, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets. None of our other homebuilding unconsolidated joint ventures had outstanding debt at February 28, 2025.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Net cash provided by (used in):
Operating activities	$(334,321)	$28,518
Investing activities	(10,664)	(12,592)
Financing activities	15,250	(74,973)
Net decrease in cash and cash equivalents	$(329,735)	$(59,047)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash used by operating activities for the three months ended February 28, 2025 mainly reflected a net increase in inventories of $416.4 million and a net decrease in accounts payable, accrued expenses and other liabilities of $99.0 million, partly offset by net income of $109.6 million and a net decrease in receivables of $39.3 million. In the three months ended February 29, 2024, our net cash provided by operating activities primarily reflected net income of $138.7 million and a net decrease in receivables of $10.1 million, partly offset by a net increase in inventories of $107.5 million and a net decrease in accounts payable, accrued expenses and other liabilities of $38.5 million.
Investing Activities. In the three months ended February 28, 2025, our net cash used for investing activities reflected $11.2 million used for net purchases of property and equipment, partially offset by a $.6 million return of investments in unconsolidated joint ventures. In the three months ended February 29, 2024, the net cash used for investing activities included $9.5 million for net purchases of property and equipment and $3.1 million for contributions to unconsolidated joint ventures.
Financing Activities. In the three months ended February 28, 2025, cash was provided by $100.0 million of net borrowings under the Credit Facility and $.4 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases of $50.0 million, dividend payments on our common stock of $19.3 million, and tax payments associated with stock-based compensation awards of $15.9 million. In the three months ended February 29, 2024, our uses of cash included stock repurchases of $50.0 million, tax payments associated with stock-based compensation awards of $16.5 million, dividend payments on our common stock of $16.4 million, and payments on mortgages and land contracts due to land sellers and other loans of $.9 million. The cash used was partially offset by $8.8 million of issuances of common stock under employee stock plans.
Dividends. In the 2025 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.25 per share. In the 2024 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Share Repurchase Program. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first quarter, we repurchased 753,939 shares of our common stock at a total cost of $50.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 28, 2025, there was $650.0 million of remaining availability under this share repurchase authorization.
As of the date of this report, and as stated above, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2025, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of February 28, 2025, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $100.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	February 28, 2025	November 30, 2024
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$215,887	$543,233
Inventories	5,342,657	4,981,097
Amounts due from Non-Guarantor Subsidiaries	549,192	500,321
Total assets	6,703,724	6,657,479

Liabilities and Stockholders’ Equity
Notes payable	$1,792,307	$1,691,679
Amounts due to Non-Guarantor Subsidiaries	395,192	382,356
Total liabilities	2,944,543	2,928,169
Stockholders’ equity	3,759,181	3,729,310

Three Months Ended February 28, 2025
Summarized Statement of Operations Data (in thousands)
Revenues	$1,278,293
Construction and land costs	(1,012,166)
Selling, general and administrative expenses	(139,388)
Interest income from Non-Guarantor Subsidiaries	7,833
Pretax income	136,405
Net income	106,805
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
Although certain longer-term housing market drivers remain largely positive, including favorable demographic trends, rising household formations and the undersupply of new and resale homes, we expect the softer market conditions, including ongoing elevated mortgage interest rates, housing affordability concerns and heightened macroeconomic and geopolitical uncertainties, that we experienced in the 2025 first quarter to persist for the remainder of the year. The negative impact of these conditions on consumer confidence has caused homebuyers to take longer in making their purchase decisions and demand at the start of the Spring selling season to be muted relative to the past few years. Reflecting this environment, despite a healthy level of traffic in our communities, we experienced year-over-year decreases in our 2025 first quarter net orders of 17%, ending backlog of 23% and ending backlog value of 21%. In mid-February 2025, we selectively reduced selling prices on a community-by-community basis at roughly one-half of our communities to stimulate demand, and in many cases, we lowered or eliminated homebuyer concessions, helping to offset the margin impact of those price changes. Consumers responded favorably to these steps, which were focused around offering the most compelling value, and we saw improved weekly net orders and a normalizing absorption pace at the end of the quarter. Although our net orders for the 2025 first quarter were below our expectations, we were encouraged by the net order and absorption rates we saw at the end of the 2025 first quarter, which have continued into the early weeks of our 2025 second quarter.
While our net order trend has improved, we have revised our projections for 2025 due to our first quarter results, the relatively soft start to the Spring selling season and the selling price adjustments we implemented in mid-February 2025. We believe we are well positioned to meet our present net order expectations for what is typically the seasonally strongest selling period of the year. At the same time, we intend to remain nimble in our approach to the Spring selling season, as we balance pace and price at the community level. We also expect to continue to employ targeted sales strategies during the remainder of 2025, as we have to varying degrees since the 2022 second half, including homebuyer concessions, particularly, mortgage-related concessions such as interest rate buydowns. Our use of such concessions will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale. We anticipate our use of pricing adjustments and homebuyer concessions will continue to temper the average selling prices of homes delivered and housing gross profit margins for the remainder of the year, as reflected in our 2025 second quarter and full-year projections below.
For the remainder of 2025, we intend to continue to invest in and develop land positions within attractive submarkets and acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities, though we anticipate a sequential decrease in our land-related investments in the 2025 second quarter. Additionally, we intend to prioritize capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
At the same time, we plan to continue returning capital to our stockholders. As of February 28, 2025, we had $650.0 million of remaining availability under our current board of directors share repurchase authorization. This provides us the opportunity to repurchase our common stock in the remainder of 2025, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
Considering the foregoing, our present outlook for the 2025 second quarter and the 2025 full year as to certain metrics is as follows:
2025 Second Quarter
•We expect to generate housing revenues in the range of $1.45 billion to $1.55 billion, compared to $1.70 billion for the corresponding 2024 period, and anticipate our average selling price to be approximately $488,000, compared to $483,000 in the year-earlier period.
•We expect our homebuilding operating income margin to be approximately 8.5%, assuming no inventory-related charges, compared to 11.1% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 19.1% to 19.5%, assuming no inventory-related charges, compared to 21.2% for the corresponding 2024 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues will be in the range of 10.6% to 11.0%, compared to 10.1% for the 2024 second quarter.
•We expect our effective tax rate will be approximately 24.0%, compared to 23.8% for the year-earlier quarter.
•We expect our ending community count to be in the range of 250 to 260, compared to 247 for the corresponding 2024 quarter.
2025 Full Year
•We expect our housing revenues to be in the range of $6.60 billion to $7.00 billion, compared to $6.90 billion for 2024.
•We expect our average selling price to be in the range of $480,000 to $495,000, compared to $486,900 for 2024.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 9.4%, assuming no inventory-related charges, compared to 11.1% for 2024.
•We expect our housing gross profit margin to be in the range of 19.2% to 20.0%, assuming no inventory-related charges, compared to 21.1% for 2024.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.0% to 10.4%, compared to 10.0% for 2024.
•We expect our effective tax rate to be approximately 24.0%, compared to 23.0% for 2024.

•We expect our ending community count to be approximately 250, compared to 258 for 2024.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). While the Federal Reserve reduced interest rates three times in 2024, and may lower rates further in 2025 or later periods, it has since December 2024 kept rates unchanged and we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes, will positively affect demand or our business, results of operations or consolidated financial statements. The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2025 first quarter, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•our obtaining adequate levels of affordable insurance for our business and our ability to cover any incurred costs, liabilities or losses that are not covered by the insurance we have procured;
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
•regulatory instability associated with the current U.S. presidential administration, including from its government efficiency initiatives, and the impact on the economy or financial markets therefrom;
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
•changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries, and financial markets’ and businesses’ reactions to any such policies;
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
•costs and/or charges arising from regulatory compliance requirements, including implementing state climate-related disclosure rules, or from legal, arbitral or regulatory proceedings, investigations, claims or settlements, including unfavorable outcomes in any such matters resulting in actual or potential monetary damage awards, penalties, fines or other direct or indirect payments, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices that are beyond our current expectations and/or accruals;
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
•our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California, and the costs and margin impact we incur from the incentives or concessions we may provide to buyers to do so;
•our ability to successfully implement our business strategies and achieve any associated financial and operational targets and objectives, including those discussed in this report or in any of our other public filings, presentations or disclosures;
•income tax expense volatility associated with stock-based compensation;
•the ability of our homebuyers to obtain or afford homeowners and flood insurance policies, and/or typical or lender-required policies for other hazards or events, for their homes, which may depend on the ability and willingness of insurers or government-funded or -sponsored programs to offer coverage at an affordable price or at all;
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
Please see our Annual Report on Form 10-K for the year ended November 30, 2024 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2024, other than our $100.0 million of cash borrowings outstanding under the Credit Facility as of February 28, 2025. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
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

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2025.
There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2024. However, we cannot provide any assurance that any such risk factor will not materialize.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended February 28, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
December 1-31	—	$—	$—	$700,000
January 1-31	193,854	68.33	13,246	686,754
February 1-28	817,845	64.36	36,754	650,000
Total	1,011,699	$65.12	$50,000
(a)    On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first quarter, we repurchased 753,939 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million. As of February 28, 2025, we were authorized to repurchase up to $650.0 million of our outstanding common stock.
The total number of shares purchased and average price paid per share in the above table includes previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs in February 2025, as described in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. These transactions are not considered repurchases under the board of directors’ authorization.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended February 28, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended February 28, 2025.

Item 6.Exhibits

Exhibits

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2024 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 9, 2025	By:	/s/ ROBERT R. DILLARD
Robert R. Dillard Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 9, 2025	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)