Form 10-Q
period 2025-05-31
KB HOME
filed 2025-07-10
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 68,050,184 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2025.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Total revenues	$1,529,585	$1,709,813	$2,921,362	$3,177,579
Homebuilding:
Revenues	$1,524,716	$1,701,512	$2,911,757	$3,163,210
Construction and land costs	(1,230,055)	(1,342,102)	(2,337,469)	(2,488,630)
Selling, general and administrative expenses	(163,198)	(171,227)	(315,486)	(328,721)
Operating income	131,463	188,183	258,802	345,859
Interest income and other	1,679	19,449	3,758	25,306
Equity in income (loss) of unconsolidated joint ventures	1,080	224	3,493	(221)
Homebuilding pretax income	134,222	207,856	266,053	370,944
Financial services:
Revenues	4,869	8,301	9,605	14,369
Expenses	(1,570)	(1,473)	(3,109)	(3,019)
Equity in income of unconsolidated joint venture	4,862	6,435	9,191	13,490
Financial services pretax income	8,161	13,263	15,687	24,840
Total pretax income	142,383	221,119	281,740	395,784
Income tax expense	(34,500)	(52,700)	(64,300)	(88,700)
Net income	$107,883	$168,419	$217,440	$307,084
Earnings per share:
Basic	$1.53	$2.21	$3.05	$4.02
Diluted	$1.50	$2.15	$3.00	$3.91
Weighted average shares outstanding:
Basic	69,976	75,653	70,745	75,773
Diluted	71,226	77,806	72,108	78,034
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	May 31, 2025	November 30, 2024
Assets
Homebuilding:
Cash and cash equivalents	$308,861	$597,973
Receivables	371,354	377,533
Inventories	5,913,348	5,528,020
Investments in unconsolidated joint ventures	57,597	67,020
Property and equipment, net	95,054	90,359
Deferred tax assets, net	102,421	102,421
Other assets	107,530	105,920
	6,956,165	6,869,246
Financial services	61,431	66,923
Total assets	$7,017,596	$6,936,169

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$359,323	$384,894
Accrued expenses and other liabilities	771,840	796,261
Notes payable	1,892,941	1,691,679
	3,024,104	2,872,834
Financial services	2,954	2,719
Stockholders’ equity:
Common stock — 74,437,477 and 74,409,977 shares issued at May 31, 2025 and November 30, 2024, respectively	74,437	74,410
Paid-in capital	840,296	862,049
Retained earnings	3,450,350	3,269,423
Accumulated other comprehensive loss	(3,704)	(3,704)
Treasury stock, at cost: 6,387,293 and 2,253,156 shares at May 31, 2025 and November 30, 2024, respectively	(370,841)	(141,562)
Total stockholders’ equity	3,990,538	4,060,616
Total liabilities and stockholders’ equity	$7,017,596	$6,936,169
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended May 31, 2025 and 2024
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2025	74,437	—	(2,704)	$74,437	$834,306	$3,359,669	$(3,704)	$—	$(172,030)	$4,092,678
Net income	—	—	—	—	—	107,883	—	—	—	107,883
Dividends on common stock	—	—	—	—	—	(17,202)	—	—	—	(17,202)
Stock awards	—	—	51	—	(3,163)	—	—	—	3,163	—
Stock-based compensation	—	—	—	—	9,153	—	—	—	—	9,153
Stock repurchases, including excise tax	—	—	(3,734)	—	—	—	—	—	(201,974)	(201,974)
Balance at May 31, 2025	74,437	—	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$—	$(370,841)	$3,990,538

Balance at February 29, 2024	101,862	(6,705)	(19,241)	$101,862	$839,772	$3,799,234	$(3,671)	$(72,718)	$(781,809)	$3,882,670
Net income	—	—	—	—	—	168,419	—	—	—	168,419
Dividends on common stock	—	—	—	—	—	(18,775)	—	—	—	(18,775)
Employee stock options/other	30	—	—	30	438	—	—	—	—	468
Stock awards	—	—	23	—	(938)	—	—	—	938	—
Stock-based compensation	—	—	—	—	9,363	—	—	—	—	9,363
Stock repurchases, including excise tax	—	—	(765)	—	—	—	—	—	(50,441)	(50,441)
Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704

	Six Months Ended May 31, 2025 and 2024
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2024	74,410	—	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$—	$(141,562)	$4,060,616
Net income	—	—	—	—	—	217,440	—	—	—	217,440
Dividends on common stock	—	—	—	—	—	(36,513)	—	—	—	(36,513)
Employee stock options/other	27	—	—	27	418	—	—	—	—	445
Stock awards	—	—	612	—	(38,882)	—	—	—	38,882	—
Stock-based compensation	—	—	—	—	16,711	—	—	—	—	16,711
Stock repurchases, including excise tax	—	—	(4,488)	—	—	—	—	—	(252,277)	(252,277)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(15,884)	(15,884)
Balance at May 31, 2025	74,437	—	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$—	$(370,841)	$3,990,538

Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	307,084	—	—	—	307,084
Dividends on common stock	—	—	—	—	—	(35,130)	—	—	—	(35,130)
Employee stock options/other	616	—	—	616	8,656	—	—	—	—	9,272
Stock awards	—	—	571	—	(22,998)	—	—	—	22,998	—
Stock-based compensation	—	—	—	—	17,284	—	—	—	—	17,284
Stock repurchases, including excise tax	—	—	(1,592)	—	—	—	—	—	(100,441)	(100,441)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2025	2024
Cash flows from operating activities:
Net income	$217,440	$307,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(12,684)	(13,269)
Distributions of earnings from unconsolidated joint ventures	20,241	7,533
Amortization of debt issuance costs	1,784	1,729
Depreciation and amortization	18,034	18,843
Deferred income taxes	—	5,000
Gain on sale of investment	—	(12,516)
Stock-based compensation	16,711	17,284
Inventory impairments and land option contract abandonments	7,013	2,508
Changes in assets and liabilities:
Receivables	20,677	(52)
Inventories	(390,558)	(195,291)
Accounts payable, accrued expenses and other liabilities	(68,338)	(40,632)
Other, net	3,797	(8,227)
Net cash provided by (used in) operating activities	(165,883)	89,994
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(10,937)
Return of investments in unconsolidated joint ventures	2,315	—
Proceeds from sale of investment	—	1,709
Purchases of property and equipment, net	(22,731)	(19,754)
Net cash used in investing activities	(20,416)	(28,982)
Cash flows from financing activities:
Borrowings under revolving credit facility	380,000	—
Repayments under revolving credit facility	(180,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	—	(1,739)
Issuance of common stock under employee stock plans	445	9,272
Stock repurchases	(250,000)	(100,000)
Tax payments associated with stock-based compensation awards	(15,884)	(16,505)
Payments of cash dividends	(36,513)	(35,130)
Net cash used in financing activities	(101,952)	(144,102)
Net decrease in cash and cash equivalents	(288,251)	(83,090)
Cash and cash equivalents at beginning of period	599,193	727,342
Cash and cash equivalents at end of period	$310,942	$644,252
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2024, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2024 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and six months ended May 31, 2025 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $161.2 million at May 31, 2025 and $385.1 million at November 30, 2024. At May 31, 2025 and November 30, 2024, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $107.9 million for the three months ended May 31, 2025 and $168.4 million for the three months ended May 31, 2024. For the six months ended May 31, 2025 and 2024, our comprehensive income was $217.4 million and $307.1 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2025 and 2024 was equal to our net income for the respective periods.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2025, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues:
West Coast	$660,193	$698,417	$1,261,842	$1,256,719
Southwest	314,102	318,665	626,981	641,790
Central	282,966	375,790	558,579	696,274
Southeast	267,455	308,640	464,355	568,427
Total	$1,524,716	$1,701,512	$2,911,757	$3,163,210

Pretax income (loss):
West Coast	$76,754	$87,137	$145,645	$152,877
Southwest	55,302	54,765	114,094	110,476
Central	20,683	46,567	46,176	85,142
Southeast	20,230	38,559	33,304	70,824
Corporate and other	(38,747)	(19,172)	(73,166)	(48,375)
Total	$134,222	$207,856	$266,053	$370,944

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Inventory impairment and land option contract abandonment charges:
West Coast	$1,194	$647	$1,840	$1,945
Southwest	821	116	1,131	116
Central	1,814	256	2,132	256
Southeast	1,729	191	1,910	191
Total	$5,558	$1,210	$7,013	$2,508

	May 31, 2025	November 30, 2024
Assets:
West Coast	$3,326,207	$3,178,188
Southwest	1,061,255	915,072
Central	1,031,024	1,001,393
Southeast	1,052,008	972,993
Corporate and other	485,671	801,600
Total	$6,956,165	$6,869,246
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues
Insurance commissions	$2,376	$5,402	$4,937	$8,994
Title services	2,493	2,899	4,668	5,375
Total	4,869	8,301	9,605	14,369
Expenses
General and administrative	(1,570)	(1,473)	(3,109)	(3,019)
Operating income	3,299	6,828	6,496	11,350
Equity in income of unconsolidated joint venture	4,862	6,435	9,191	13,490
Pretax income	$8,161	$13,263	$15,687	$24,840

	May 31, 2025	November 30, 2024
Assets
Cash and cash equivalents	$2,081	$1,220
Receivables	3,380	5,407
Investment in unconsolidated joint venture	17,632	21,997
Other assets (a)	38,338	38,299
Total assets	$61,431	$66,923

	May 31, 2025	November 30, 2024
Liabilities
Accounts payable and accrued expenses	$2,954	$2,719
Total liabilities	$2,954	$2,719
(a)Other assets at May 31, 2025 and November 30, 2024 included $38.3 million and $38.2 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Numerator:
Net income	$107,883	$168,419	$217,440	$307,084
Less: Distributed earnings allocated to participating securities	(114)	(145)	(228)	(262)
Less: Undistributed earnings allocated to participating securities	(588)	(1,136)	(1,161)	(2,072)
Numerator for basic earnings per share	107,181	167,138	216,051	304,750
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	588	1,136	1,161	2,072
Less: Undistributed earnings reallocated to participating securities	(578)	(1,105)	(1,139)	(2,013)
Numerator for diluted earnings per share	$107,191	$167,169	$216,073	$304,809

Denominator:
Weighted average shares outstanding — basic	69,976	75,653	70,745	75,773
Effect of dilutive securities:
Share-based payments	1,250	2,153	1,363	2,261
Weighted average shares outstanding — diluted	71,226	77,806	72,108	78,034
Basic earnings per share	$1.53	$2.21	$3.05	$4.02
Diluted earnings per share	$1.50	$2.15	$3.00	$3.91
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2025 and 2024.
For the three-month and six-month periods ended May 31, 2025 and 2024, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Due from utility companies, improvement districts and municipalities	$175,245	$173,733
Recoveries related to self-insurance and other legal claims	149,421	136,949
Refundable deposits and bonds	9,888	10,667
Income taxes receivable	10,435	10,543
Other	30,600	49,887
Subtotal	375,589	381,779
Allowance for doubtful accounts	(4,235)	(4,246)
Total	$371,354	$377,533
6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Homes completed or under construction	$2,117,671	$1,990,113
Land under development	3,795,677	3,537,907
Total	$5,913,348	$5,528,020
Land under development at May 31, 2025 and November 30, 2024 included land held for future development of $32.1 million and $21.2 million, respectively.
Interest is capitalized to inventories while the related communities or land parcels are being actively developed and until homes are completed or the land is available for immediate sale. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). We do not capitalize interest on land held for future development and land held for sale.
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Capitalized interest at beginning of period	$125,356	$134,377	$122,387	$134,375
Interest incurred	28,626	26,577	55,018	53,082
Interest amortized to construction and land costs (a)	(25,306)	(29,189)	(48,729)	(55,692)
Capitalized interest at end of period	$128,676	$131,765	$128,676	$131,765
(a)Interest amortized to construction and land costs for the six months ended May 31, 2024 included a nominal amount related to land sales during the period.
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
We evaluated 10 active communities or land parcels for recoverability as of May 31, 2025 with a carrying value of $143.2 million. As of November 30, 2024, we evaluated eight active communities or land parcels for recoverability with a carrying value of $139.5 million. In addition, we evaluated land held for future development for recoverability as of both May 31, 2025 and November 30, 2024. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month and six-month periods ended May 31, 2025 and 2024.
As of May 31, 2025, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $13.0 million, representing four communities and various other land parcels. As of November 30, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $32.1 million, representing four communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $5.6 million and $7.0 million for the three-month and six-month periods ended May 31, 2025, respectively. For the three-month and six-month periods ended May 31, 2024, we recognized land option contract abandonment charges of $1.2 million and $2.5 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2025 and November 30, 2024 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2025 and November 30, 2024 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2025 and November 30, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2025		November 30, 2024
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$49,307	$1,484,021	$50,469	$1,705,542
Other land option contracts and other similar contracts	32,624	929,690	31,470	885,588
Total	$81,931	$2,413,711	$81,939	$2,591,130
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $46.9 million at May 31, 2025 and $34.3 million at November 30, 2024. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $23.9 million at May 31, 2025 and $26.0 million at November 30, 2024.
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
We had investments in six homebuilding unconsolidated joint ventures as of May 31, 2025 and November 30, 2024. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues	$14,371	$5,298	$39,740	$5,298
Construction and land costs	(10,803)	(3,824)	(29,805)	(3,824)
Other expense, net	(1,355)	(993)	(2,907)	(1,847)
Income (loss)	$2,213	$481	$7,028	$(373)

The combined revenues and construction and land costs for the three-month and six-month periods ended May 31, 2025 and 2024 related to homes delivered by an unconsolidated joint venture in California, which delivered its first homes in the 2024 second quarter.

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	May 31, 2025	November 30, 2024
Assets
Cash	$10,200	$18,869
Receivables	1,666	2,918
Inventories	151,328	158,322
Other assets	912	1,052
Total assets	$164,106	$181,161

Liabilities and equity
Accounts payable and other liabilities	$10,407	$8,091
Notes payable (a)	44,058	47,300
Equity	109,641	125,770
Total liabilities and equity	$164,106	$181,161
(a)    As of both May 31, 2025 and November 30, 2024, the unconsolidated joint venture in California that delivered homes in the three-month and six-month periods ended May 31, 2025 and 2024 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. In January 2025, the loan agreement was amended, increasing the aggregate commitment to $60.0 million from $55.0 million, and providing an eight-month loan extension option to replace the two previous six-month extension options. Pursuant to the amendment, the aggregate commitment will be reduced to $55.2 million on August 31, 2025, and then to $40.0 million on February 28, 2026. This term loan is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. If the term loan is extended, the aggregate commitment would be reduced to $28.0 million effective April 19, 2026. Borrowings under the term loan are secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2025 or November 30, 2024.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues	$27,349	$31,458	$52,964	$61,870
Expenses	(17,626)	(18,589)	(34,583)	(34,890)
Income	$9,723	$12,869	$18,381	$26,980
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	May 31, 2025	November 30, 2024
Assets
Cash and cash equivalents (a)	$26,293	$31,702
Mortgage loans held for sale	158,466	122,828
Other assets	16,486	22,815
Total assets	$201,245	$177,345

Liabilities and equity
Accounts payable and other liabilities	$13,894	$15,398
Funding facilities	152,087	117,953
Equity	35,264	43,994
Total liabilities and equity	$201,245	$177,345
(a)Cash and cash equivalents included restricted cash of $.8 million at May 31, 2025 and $1.3 million at November 30, 2024.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $12.4 million at May 31, 2025 and $16.0 million at November 30, 2024. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $2.1 million and $3.6 million for the three-month and six-month periods ended May 31, 2025, respectively, and gains of $1.3 million and $4.2 million for the three-month and six-month periods ended May 31, 2024, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of May 31, 2025. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2025. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Cash surrender value of corporate-owned life insurance contracts	$50,741	$51,912
Lease right-of-use assets	20,616	18,704
Prepaid expenses	19,190	17,799
Other (a)	16,983	17,505
Total	$107,530	$105,920
(a)    On March 1, 2024, substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, held largely through a limited liability company we established to hold the investment, were sold to a privately held buyer through a merger. From the sale, we received cash plus certain preferred and common equity interests in the buyer. Other includes these investments in equity securities without readily determinable fair values of $15.2 million at May 31, 2025 and November 30, 2024. In connection with the sale, we recognized a gain of $12.5 million, which is included in interest income and other in our consolidated statements of operations for the three months and six months ended May 31, 2024.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Self-insurance and other legal liabilities	$333,844	$315,851
Employee compensation and related benefits	128,778	182,460
Warranty liability	97,658	96,026
Inventory-related obligations (a)	49,604	44,408
Customer deposits	44,296	44,029
Accrued interest payable	29,180	28,806
Lease liabilities	23,396	20,859
Real estate and business taxes	10,968	17,056
Federal and state taxes payable	6,461	—
Other	47,655	46,766
Total	$771,840	$796,261
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended May 31, 2025 and 2024 was $5.1 million and $5.2 million, respectively, and included short-term lease costs of $1.8 million and $1.9 million, respectively. For the six months ended May 31, 2025 and 2024, our total lease expense was $9.9 million and $10.3 million, respectively, and included short-term lease costs of $3.3 million and $3.7 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2025 and 2024 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	May 31, 2025	November 30, 2024
Lease right-of-use assets	$20,650	$18,734
Lease liabilities	23,431	20,887
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Income tax expense	$34,500	$52,700	$64,300	$88,700
Effective tax rate	24.2%	23.8%	22.8%	22.4%
Our income tax expense and effective tax rate for the three months ended May 31, 2025 included the favorable impact of $3.1 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes, partly offset by $2.8 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended May 31, 2024 reflected the favorable impact of $4.8 million of Section 45L tax credits and $.4 million of excess tax benefits related to stock-based compensation, partly offset by $3.0 million of non-deductible executive compensation expense.
For the six months ended May 31, 2025, our income tax expense and effective tax rate included the favorable impacts of $5.4 million of excess tax benefits related to stock-based compensation and $4.8 million of Section 45L tax credits, partly offset by $5.2 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the six months ended May 31, 2024 reflected the favorable impacts of $8.9 million of Section 45L tax credits and $6.5 million of excess tax benefits related to stock-based compensation, partly offset by $5.5 million of non-deductible executive compensation expense.
The year-over-year decreases in Section 45L tax credits for the three months and six months ended May 31, 2025 reflect the impact of guidance the Internal Revenue Service (“IRS”) issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR® certification but do not qualify for Section 45L tax credits. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those higher standards for both our business and our buyers.
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
As of both May 31, 2025 and November 30, 2024, we had deferred tax assets of $119.2 million that were partly offset by valuation allowances of $16.8 million. The deferred tax asset valuation allowances at May 31, 2025 and November 30, 2024 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2025, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the six months ended May 31, 2025.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Unsecured revolving credit facility	$200,000	$—
Senior unsecured term loan due August 25, 2026	359,162	358,826
6.875% Senior notes due June 15, 2027	298,824	298,560
4.80% Senior notes due November 15, 2029	298,118	297,932
7.25% Senior notes due July 15, 2030	346,824	346,574
4.00% Senior notes due June 15, 2031	386,864	386,638
Mortgages and land contracts due to land sellers and other loans	3,149	3,149
Total	$1,892,941	$1,691,679
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $10.2 million at May 31, 2025 and $11.5 million at November 30, 2024.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2025, we had $200.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2025, we had $881.7 million available for cash borrowings under the Credit Facility, with up to $241.7 million of that amount available for the issuance of letters of credit. As of May 31, 2025, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.7%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of May 31, 2025, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of May 31, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $74.4 million and $73.3 million, respectively.

Senior Notes. All the senior notes outstanding at May 31, 2025 and November 30, 2024 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2025, inventories having a carrying value of $15.0 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of May 31, 2025, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2025 – $.3 million; 2026 – $360.8 million; 2027 – $300.8 million; 2028 – $.8 million; 2029 – $300.5 million and thereafter – $740.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. These measurements are generally Level 3 within the fair value hierarchy. We had no inventories with carrying values that were adjusted to fair value during the six months ended May 31, 2025 or the year ended November 30, 2024. See Note 7 – Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2025		November 30, 2024
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,330,630	$1,307,725	$1,329,704	$1,309,700
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
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of our limited warranty program vary depending upon the markets in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and certain other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs of certain conditions or defects, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. Our warranty liability covers the costs of repairs associated with homeowner claims made under our limited warranty program. These claims are generally made directly by a homeowner and involve their individual home.
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes a review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and/or our warranty claims experience could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates.
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Balance at beginning of period	$96,067	$95,920	$96,026	$98,000
Warranties issued	10,029	9,702	19,001	17,865
Payments	(8,438)	(10,819)	(17,369)	(21,062)
Balance at end of period	$97,658	$94,803	$97,658	$94,803
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $25.2 million and $22.6 million are included in receivables in our consolidated balance sheets at May 31, 2025 and November 30, 2024, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Balance at beginning of period	$180,253	$177,331	$185,428	$179,832
Self-insurance provided	4,360	4,636	8,573	9,263
Payments	(1,609)	(5,270)	(11,341)	(11,480)
Adjustments (a)	4,273	(3,668)	4,617	(4,586)
Balance at end of period	$187,277	$173,029	$187,277	$173,029
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
The payments we make in connection with claims and related repair work may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under, and are within the scope of coverage provided by, our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of an independent contractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable.
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of May 31, 2025, we had approximately 280 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2025, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2025, we had $1.44 billion of performance bonds and $82.7 million of letters of credit outstanding. At November 30, 2024, we had $1.33 billion of performance bonds and $81.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2025, we had total cash deposits of $81.9 million to purchase land having an aggregate purchase price of $2.41 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2025, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
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
On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first half, we repurchased 4,488,614 shares of our common stock at a total cost of $250.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2025, there was $450.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months and six months ended May 31, 2025 and 2024, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

In the 2025 and 2024 second quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during the six months ended May 31, 2025 and 2024 totaled $.50 and $.45 per share, respectively.
19.Stock-Based Compensation
Stock Options. At May 31, 2025 and November 30, 2024, we had 390,641 and 418,141 stock options outstanding with a weighted average exercise price of $16.16 and $16.17, respectively. We have not granted any stock option awards since 2016. During the six months ended May 31, 2025, a total of 27,500 stock options with a weighted average exercise price of $16.21 were exercised. As of May 31, 2025, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 1.4 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2025 and 2024. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $13.8 million at May 31, 2025. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $9.2 million and $9.4 million for the three months ended May 31, 2025 and 2024, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2025 and 2024, we recognized total compensation expense of $16.7 million and $17.3 million, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2025	2024
Summary of cash and cash equivalents at end of period:
Homebuilding	$308,861	$643,536
Financial services	2,081	716
Total	$310,942	$644,252
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(374)	$208
Income taxes paid	58,481	96,230
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(2,133)	(1,599)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	3,916	4,525
Inventories acquired through seller financing	—	5,830

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Homebuilding	$1,524,716	$1,701,512	(10)%	$2,911,757	$3,163,210	(8)%
Financial services	4,869	8,301	(41)	9,605	14,369	(33)
Total revenues	$1,529,585	$1,709,813	(11)%	$2,921,362	$3,177,579	(8)%
Pretax income:
Homebuilding	$134,222	$207,856	(35)%	$266,053	$370,944	(28)%
Financial services	8,161	13,263	(38)	15,687	24,840	(37)
Total pretax income	142,383	221,119	(36)	281,740	395,784	(29)
Income tax expense	(34,500)	(52,700)	35	(64,300)	(88,700)	28
Net income	$107,883	$168,419	(36)%	$217,440	$307,084	(29)%
Diluted earnings per share	$1.50	$2.15	(30)%	$3.00	$3.91	(23)%
In the 2025 second quarter, market conditions softened, primarily due to housing affordability concerns, compounded by the variability in persistently elevated mortgage interest rates, as well as macroeconomic and geopolitical uncertainties that have precipitated a marked weakening in consumer confidence and caused homebuyers to hesitate on making purchase decisions.
Reflecting these market conditions, demand during the Spring selling season was more subdued relative to the past few years, and despite a healthy level of traffic in our communities, our 3,460 net orders for the 2025 second quarter were down 13% year over year, and our monthly net order pace per community was 4.5, compared to 5.5 for the year-earlier period. Also contributing to the year-over-year decline in our net orders were municipal delays in a number of our planned community openings, with some shifting to later in the second quarter or into the third quarter. Even with the delayed openings, our average community count for the 2025 second quarter increased 5% year over year to 254, and our ending community count was 253, up 2%.
In navigating the current environment, we have focused on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. With this strategy, which we began implementing on a community-by-community basis in mid-February to stimulate demand and continued during the 2025 second quarter, we reduced selling prices relative to applicable market conditions and lowered or eliminated other homebuyer concessions, which is expected to partly offset the average selling price and housing gross profit margin impacts of those price changes in the reporting period when the corresponding homes are delivered. As most of the net orders in the period since we implemented this approach have not yet closed, the associated pricing adjustments did not significantly affect our average selling price or housing gross profit margin on homes delivered for the three months and six months ended May 31, 2025. While this calibrated repositioning of our communities helped us generate solid net orders in March, with an absorption pace that was approaching a seasonally more normalized level, demand slowed in April and May as weakening consumer confidence and rising and variable mortgage interest rates in those months resulted in heightened hesitancy from homebuyers. Reflecting the price reductions we implemented, and expanded on in certain underperforming communities to align with local demand dynamics, the value of our net orders for the 2025 second quarter was down 21% year over year driven by the 13% decline in net orders and an 8% decrease in their average selling price to $465,600.
Homebuilding revenues for the three months ended May 31, 2025 and 2024 were generated solely from housing operations. Our 2025 second-quarter housing revenues declined 10% year over year to $1.52 billion due to an 11% decrease in the number of homes delivered to 3,120, partly offset by a slight increase in their average selling price to $488,700. Approximately 50% of our homes delivered in the 2025 second quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter grew to 70% for the 2025 second quarter, from 61% for the year-earlier quarter, mainly due to our improved build times and an increase in the percentage of homes sold and delivered within the same quarter.

Homebuilding operating income for the three months ended May 31, 2025 was $131.5 million, compared to $188.2 million for the year-earlier period. As a percentage of revenues, homebuilding operating income was 8.6% for the 2025 second quarter compared to 11.1% for the corresponding 2024 period, primarily reflecting a lower housing gross profit margin and an increase in selling, general and administrative expenses as a percentage of housing revenues. Our housing gross profit margin for the 2025 second quarter decreased to 19.3%, compared to 21.1% for the year-earlier quarter, due to price reductions and other homebuyer concessions, higher relative land costs, geographic mix and reduced operating leverage from lower housing revenues, partly offset by lower construction costs. Our selling, general and administrative expenses as a percentage of housing revenues of 10.7% for the 2025 second quarter increased 60 basis points year over year, primarily reflecting higher marketing expenses and decreased operating leverage from lower housing revenues. Total pretax income for the 2025 second quarter was $142.4 million, down from $221.1 million for the year-earlier quarter, which included a $12.5 million gain associated with the sale of a privately held technology company in which we had an ownership interest. Net income and diluted earnings per share for the three months ended May 31, 2025 decreased 36% and 30%, respectively, year over year. Our diluted earnings per share for the 2025 second quarter reflected lower net income, partly offset by the favorable impact of our common stock repurchases over the past several quarters.
We take a balanced approach in allocating capital, relative to prevailing market conditions, toward our priorities of investing in land and land development to support future growth and returning capital to our stockholders. In the current environment and given our existing land pipeline, we are scaling back our investments in land and land development while increasing our share repurchases. Reflecting this shift, we reduced our investments for the 2025 second quarter by 23% year over year to $513.9 million, and repurchased $200.0 million of our outstanding common stock. For the 2025 first half, we invested $1.43 billion in land and land development, representing a 14% increase from the corresponding year-earlier period, and repurchased approximately 4.5 million shares of our common stock at a total cost of $250.0 million. We ended the 2025 second quarter with total liquidity of $1.19 billion, including cash and cash equivalents and $881.7 million of available capacity under the Credit Facility. We had $200.0 million of cash borrowings outstanding under the Credit Facility at May 31, 2025.
Considering the softer market conditions, we have revised our projections for 2025. Although our ending backlog value at May 31, 2025 decreased 27% year over year to approximately $2.29 billion, we believe we are well positioned to achieve our updated projections for the 2025 third quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues:
Housing	$1,524,716	$1,701,512	$2,911,757	$3,159,638
Land	—	—	—	3,572
Total	1,524,716	1,701,512	2,911,757	3,163,210
Costs and expenses:
Construction and land costs
Housing	(1,230,055)	(1,342,102)	(2,337,469)	(2,486,529)
Land	—	—	—	(2,101)
Total	(1,230,055)	(1,342,102)	(2,337,469)	(2,488,630)
Selling, general and administrative expenses	(163,198)	(171,227)	(315,486)	(328,721)
Total	(1,393,253)	(1,513,329)	(2,652,955)	(2,817,351)
Operating income	131,463	188,183	258,802	345,859
Interest income	1,679	19,449	3,758	25,306
Equity in income (loss) of unconsolidated joint ventures	1,080	224	3,493	(221)
Homebuilding pretax income	$134,222	$207,856	$266,053	$370,944

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024

Homes delivered	3,120	3,523	5,890	6,560
Average selling price	$488,700	$483,000	$494,400	$481,700
Housing gross profit margin as a percentage of housing revenues	19.3%	21.1%	19.7%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	19.7%	21.2%	20.0%	21.4%
Selling, general and administrative expenses as a percentage of housing revenues	10.7%	10.1%	10.8%	10.4%
Operating income as a percentage of revenues	8.6%	11.1%	8.9%	10.9%
Revenues. Homebuilding revenues for the three months ended May 31, 2025 and 2024 were generated solely from housing operations. Housing revenues for the 2025 second quarter declined 10% from the year-earlier quarter due to an 11% decrease in the number of homes delivered, partly offset by a slight increase in their overall average selling price. Our 2025 second-quarter housing revenues were down year over year in each of our homebuilding reporting segments, with decreases ranging from 1% in our Southwest segment to 25% in our Central segment. The decline in the number of homes delivered mainly reflected our having 23% fewer homes in backlog at the beginning of the 2025 second quarter, as compared to the year-earlier quarter.
For the six months ended May 31, 2025, homebuilding revenues were generated solely from housing operations. In the year-earlier period, homebuilding revenues were generated from housing operations and land sales. Housing revenues for the six months ended May 31, 2025 decreased 8% from the corresponding 2024 period due to a 10% decline in the number of homes delivered, partially offset by a 3% increase in their average selling price.
There were no land sales for the three months and six months ended May 31, 2025 and the three months ended May 31, 2024. Land sale revenues for the six months ended May 31, 2024 totaled $3.6 million. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended May 31, 2025 decreased 30% year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2025 second quarter included inventory-related charges of $5.6 million, compared to $1.2 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended May 31, 2025 was 8.6%, compared to 11.1% for the corresponding 2024 period, mainly due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 9.0% for the 2025 second quarter, compared to 11.1% for the year-earlier quarter.
For the six months ended May 31, 2025, our operating income declined 25% from the year-earlier period, reflecting a decrease in housing gross profits and the absence of land sale profits, partly offset by lower selling, general and administrative expenses. Operating income for the six months ended May 31, 2025 included inventory-related charges of $7.0 million, compared to $2.5 million of such charges for the corresponding 2024 period. As a percentage of revenues, our operating income for the six months ended May 31, 2025 decreased 200 basis points year over year to 8.9%, mainly reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges, our operating income as a percentage of revenues declined 190 basis points to 9.1% for the six months ended May 31, 2025 from 11.0% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $294.7 million for the three months ended May 31, 2025 were down 18% year over year, reflecting lower housing revenues and a 180 basis-point decrease in our housing gross profit margin to 19.3%. The decline in the housing gross profit margin was due to price reductions and other homebuyer concessions, higher relative land costs, geographic mix and reduced operating leverage from lower housing revenues, partly offset by lower construction costs. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% for both the three months ended May 31, 2025 and 2024. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 19.7% for the 2025 second quarter decreased 150 basis points year over year.

For the six months ended May 31, 2025, our housing gross profits of $574.3 million decreased from $673.1 million for the year-earlier period due to lower housing revenues and a 160 basis-point decline in our housing gross profit margin. The housing gross profit margin primarily reflected the same factors described above for the three months ended May 31, 2025. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for the six months ended May 31, 2025, compared to 1.8% for the corresponding 2024 period. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 20.0% for the six months ended May 31, 2025 decreased 140 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – There was no land sale activity in the three months and six months ended May 31, 2025 and the three months ended May 31, 2024. Land sale profits for the six months ended May 31, 2024 totaled $1.5 million.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	% of Housing Revenues	2024	% of Housing Revenues	2025	% of Housing Revenues	2024	% of Housing Revenues
Marketing expenses	$42,602	2.8%	$39,884	2.3%	$82,265	2.8%	$76,244	2.4%
Commission expenses (a)	52,514	3.4	60,380	3.6	99,680	3.4	112,210	3.6
General and administrative expenses	68,082	4.5	70,963	4.2	133,541	4.6	140,267	4.4
Total	$163,198	10.7%	$171,227	10.1%	$315,486	10.8%	$328,721	10.4%
(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended May 31, 2025 decreased 5% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2025 second quarter increased 60 basis points. For the six months ended May 31, 2025, selling, general and administrative expenses decreased 4% year over year. As a percentage of housing revenues, selling, general and administrative expenses for the six months ended May 31, 2025 increased 40 basis points. The year-over-year increases in selling, general and administrative expenses as a percentage of revenues for the three-month and six-month periods ended May 31, 2025 primarily reflected higher marketing expenses and decreased operating leverage from lower housing revenues.
Interest Income/Expense and Other. Interest income and other for the three months and six months ended May 31, 2025 was comprised solely of interest income. For the three months and six months ended May 31, 2024, interest income and other was comprised of interest income and a $12.5 million gain associated with the sale of a privately held technology company in which we had an ownership interest.
Interest income, which is generated from short-term investments, was $1.7 million for the three months ended May 31, 2025, compared to $6.9 million for the year-earlier quarter. For the six months ended May 31, 2025, interest income was $3.8 million, compared to $12.8 million for the corresponding 2024 period. The year-over-year decreases for the three-month and six-month periods ended May 31, 2025 reflected our lower average balance of cash equivalents and a lower interest rate in the 2025 periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2025 and 2024 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $1.1 million for the three months ended May 31, 2025 and nominal for the three months ended May 31, 2024. For the six months ended May 31, 2025, our equity in income of unconsolidated joint ventures was $3.5 million, compared to a nominal equity in loss of unconsolidated joint ventures for the corresponding 2024 period. The year-over-year improvement for the 2025 periods mainly reflected an increase in the number of homes delivered by an unconsolidated joint venture in California, which delivered its first homes in the 2024 second quarter. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Net orders	3,460	3,997	6,232	7,320
Net order value (a)	$1,611,014	$2,031,903	$2,957,081	$3,614,094
Cancellation rate (b)	16%	13%	16%	13%
Ending backlog — homes	4,776	6,270	4,776	6,270
Ending backlog — value	$2,288,231	$3,122,135	$2,288,231	$3,122,135
Ending community count	253	247	253	247
Average community count	254	243	255	242
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
Net Orders. Net orders for the 2025 second quarter decreased 13%, compared to the year-earlier quarter, and the pace of monthly net orders per community was 4.5 in the 2025 second quarter, compared to 5.5 in the corresponding 2024 quarter, reflecting both lower net orders and a higher average community count. The decreases in our net orders and monthly pace per community reflected market conditions in the 2025 second quarter, with demand in the Spring selling season more subdued relative to the past few years due to housing affordability concerns, compounded by the variability in persistently elevated mortgage interest rates, as well as macroeconomic and geopolitical uncertainties that have precipitated a marked weakening in consumer confidence and caused homebuyers to hesitate on making purchase decisions. Also contributing to the year-over-year decline in our net orders were municipal delays in a number of our planned community openings, with some shifting to later in the second quarter or into the 2025 third quarter.
In navigating the current environment, we have focused on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. With this strategy, which we began implementing on a community-by-community basis in mid-February to stimulate demand and continued during the 2025 second quarter, we reduced selling prices relative to applicable market conditions and lowered or eliminated other homebuyer concessions, which is expected to partly offset the average selling price and housing gross profit margin impacts of those price changes in the reporting period when the corresponding homes are delivered. As most of the net orders in the period since we implemented this approach have not yet closed, the associated pricing adjustments did not significantly affect our average selling price or housing gross profit margin on homes delivered for the three months and six months ended May 31, 2025. While this calibrated repositioning of our communities helped us generate solid net orders in March, with an absorption pace that was approaching a seasonally more normalized level, demand slowed in April and May as weakening consumer confidence and rising and variable mortgage interest rates in those months resulted in heightened hesitancy from homebuyers. Reflecting the price reductions we implemented, and expanded on in certain underperforming communities to align with local demand dynamics, the value of our net orders for the 2025 second quarter was down 21% year over year driven by the 13% decline in net orders and an 8% decrease in their average selling price to $465,600.
Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2025 increased slightly from the year-earlier period.
Backlog. The number of homes in our backlog and our backlog value at May 31, 2025 decreased 24% and 27%, respectively, from May 31, 2024. The decline in our overall backlog value reflected decreases in each of our homebuilding reporting segments, ranging from 18% in our Southeast segment to 32% in our Southwest segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.

Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2025 second quarter grew 2% from the year-earlier quarter. Our average community count for the three months ended May 31, 2025 increased 5% from the year-earlier period. While we increased our investments in land and land development on a year-over-year basis for the six months ended May 31, 2025 to help drive future growth, as discussed below under “Liquidity and Capital Resources,” with the softer market conditions we are scaling back our investments in land and land development, which in the 2025 second quarter decreased 23% compared to the year-earlier quarter.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2025	2024	2025	2024	2025	2024
West Coast	968	1,043	1,104	1,226	14%	11%
Southwest	661	712	557	785	13	9
Central	811	1,028	1,030	1,300	15	12
Southeast	680	740	769	686	20	19
Total	3,120	3,523	3,460	3,997	16%	13%

	Net Order Value			Average Community Count
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	$728,141	$902,483	(19)%	89	77	16%
Southwest	268,921	362,788	(26)	36	44	(18)
Central	328,614	485,824	(32)	63	78	(19)
Southeast	285,338	280,808	2	66	44	50
Total	$1,611,014	$2,031,903	(21)%	254	243	5%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2025	2024	2025	2024	2025	2024
West Coast	1,817	1,871	2,002	2,176	14%	12%
Southwest	1,339	1,429	1,102	1,483	14	10
Central	1,562	1,898	1,750	2,317	16	13
Southeast	1,172	1,362	1,378	1,344	20	20
Total	5,890	6,560	6,232	7,320	16%	13%

	Net Order Value			Average Community Count
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	$1,335,320	$1,535,883	(13)%	88	75	17%
Southwest	538,143	677,651	(21)	38	44	(14)
Central	568,339	849,747	(33)	66	78	(15)
Southeast	515,279	550,813	(6)	63	45	40
Total	$2,957,081	$3,614,094	(18)%	255	242	5%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	1,396	1,850	(25)%	$947,842	$1,304,955	(27)%
Southwest	897	1,433	(37)	443,533	652,578	(32)
Central	1,321	1,686	(22)	445,853	615,228	(28)
Southeast	1,162	1,301	(11)	451,003	549,374	(18)
Total	4,776	6,270	(24)%	$2,288,231	$3,122,135	(27)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $40.4 million and $38.6 million in the three months ended May 31, 2025 and 2024, respectively. For the six months ended May 31, 2025, Corporate and other had an operating loss of $76.9 million, compared to an operating loss of $73.7 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three months ended May 31, 2025 and 2024 were impacted to varying degrees by price reductions and other homebuyer concessions we extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$660,193	$698,417	(5)%		$1,261,842	$1,256,719	—%
Construction and land costs	(539,124)	(564,420)	4		(1,030,292)	(1,011,853)	(2)
Selling, general and administrative expenses	(45,475)	(47,108)	3		(89,464)	(91,846)	3
Operating income	$75,594	$86,889	(13)%		$142,086	$153,020	(7)%

Homes delivered	968	1,043	(7)%		1,817	1,871	(3)%
Average selling price	$682,000	$669,600	2%		$694,500	$671,500	3%
Operating income as a percentage of revenues	11.5%	12.4%	(90)	bps	11.3%	12.2%	(90)	bps
In the three months and six months ended May 31, 2025 and the three months ended May 31, 2024, this segment’s revenues were generated solely from housing operations. In the six months ended May 31, 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. The year-over-year decline in housing revenues for the three months ended May 31, 2025 reflected a decrease in the number of homes delivered, partly offset by an increase in their average selling price. For the six months ended May 31, 2025, housing revenues of $1.26 billion were essentially even with the corresponding year-earlier period as a decrease in the number of homes delivered was offset by an increase in their average selling price. Operating income for the three months and six months ended May 31, 2025 declined year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income as a percentage of revenues for the 2025 second quarter was down from the year-earlier quarter due to an 80 basis-point decrease in the housing gross profit margin to 18.3% and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 6.9%. For the six months ended May 31, 2025, operating income as a percentage of revenues declined from the corresponding 2024 period, mainly reflecting a 110 basis-point decrease in the housing gross profit margin to 18.4%, partly offset by a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.1%.
The year-over-year decrease in the housing gross profit margin for the three months and six months ended May 31, 2025 was primarily due to price reductions and other homebuyer concessions and higher relative land costs, partly offset by lower construction costs. For the three months ended May 31, 2025, inventory-related charges associated with housing operations were $1.2 million, compared to $.6 million for the year-earlier period. For the six months ended May 31, 2025, inventory-related charges associated with housing operations were $1.8 million, compared to $1.9 million for the year-earlier period.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$314,102	$318,665	(1)%		$626,981	$641,790	(2)%
Construction and land costs	(236,406)	(241,005)	2		(469,124)	(485,496)	3
Selling, general and administrative expenses	(22,315)	(22,851)	2		(43,701)	(45,721)	4
Operating income	$55,381	$54,809	1%		$114,156	$110,573	3%

Homes delivered	661	712	(7)%		1,339	1,429	(6)%
Average selling price	$475,200	$447,600	6%		$468,200	$449,100	4%
Operating income as a percentage of revenues	17.6%	17.2%	40	bps	18.2%	17.2%	100	bps
In the three-month and six-month periods ended May 31, 2025 and 2024, this segment’s revenues were generated solely from housing operations. This segment’s housing revenues for the three-month and six-month periods ended May 31, 2025 declined slightly year over year, reflecting a decrease in the number of homes delivered, largely offset by an increase in their average selling price. Operating income for the three months ended May 31, 2025 increased slightly year over year due to lower selling, general and administrative expenses as housing gross profits were essentially even with the year-earlier period. As a percentage of revenues, this segment’s operating income for the 2025 second quarter grew from the year-earlier quarter, reflecting a 30 basis-point increase in the housing gross profit margin to 24.7% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.1%. For the six months ended May 31, 2025, operating income increased from the corresponding year-earlier period due to higher housing gross profits and lower selling, general and administrative expenses. Operating income as a percentage of revenues for the six months ended May 31, 2025 grew from the corresponding 2024 period, reflecting an 80 basis-point increase in the housing gross profit margin to 25.2% and a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.0%.
The year-over-year expansion in the housing gross profit margin for the three-month and six-month periods ended May 31, 2025 primarily reflected lower relative construction and land costs, partly offset by price reductions and other homebuyer concessions. For the three-month and six-month periods ended May 31, 2025, inventory-related charges associated with housing operations were $.8 million and $1.1 million, respectively. For the three-month and six-month periods ended May 31, 2024, inventory-related charges associated with housing operations were nominal.

Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$282,966	$375,790	(25)%		$558,579	$696,274	(20)%
Construction and land costs	(231,321)	(292,621)	21		(451,217)	(542,461)	17
Selling, general and administrative expenses	(30,966)	(36,606)	15		(61,195)	(68,679)	11
Operating income	$20,679	$46,563	(56)%		$46,167	$85,134	(46)%

Homes delivered	811	1,028	(21)%		1,562	1,898	(18)%
Average selling price	$348,900	$365,600	(5)%		$357,600	$365,200	(2)%
Operating income as a percentage of revenues	7.3%	12.4%	(510)	bps	8.3%	12.2%	(390)	bps
In the three months and six months ended May 31, 2025 and the three months ended May 31, 2024, this segment’s revenues were generated solely from housing operations. In the six months ended May 31, 2024, this segment’s revenues were comprised of housing revenues and land sale revenues. Housing revenues for the three months ended May 31, 2025 were down from the year-earlier period due to decreases in both the number of homes delivered and their average selling price. For the six months ended May 31, 2025, housing revenues decreased 19% year over year, from $693.1 million, for the same reasons. Land sale revenues totaled $3.2 million for the six months ended May 31, 2024. Operating income for the three months and six months ended May 31, 2025 declined from the corresponding year-earlier periods mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Also contributing to the year-over-year decrease in operating income for the six months ended May 31, 2025 was the absence of land sale profits in the current period, compared to $1.1 million of land sale profits in the corresponding year-earlier period. This segment’s operating income as a percentage of revenues for the 2025 second quarter decreased from the year-earlier period, primarily due to a 380 basis-point decline in the housing gross profit margin to 18.3% and a 130 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.9%. For the six months ended May 31, 2025, this segment’s operating income as a percentage of revenues decreased from the year-earlier period, mainly due to a 280 basis-point decline in the housing gross profit margin to 19.2% and a 110 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.0%.
The housing gross profit margin for the three months and six months ended May 31, 2025 declined year over year due to price reductions and other homebuyer concessions, higher relative land costs, geographic mix and reduced operating leverage from lower housing revenues, partly offset by lower construction costs. Inventory-related charges associated with housing operations for the three months ended May 31, 2025 were $1.8 million, compared to $.3 million for the year-earlier period. For the six months ended May 31, 2025, inventory-related charges associated with housing operations were $2.1 million, compared to $.3 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2025 was mainly due to higher marketing expenses and decreased operating leverage from lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2025	2024	Variance	2025	2024	Variance
Revenues	$267,455	$308,640	(13)%	$464,355	$568,427	(18)%
Construction and land costs	(221,064)	(242,898)	9	(383,120)	(446,689)	14
Selling, general and administrative expenses	(26,161)	(27,205)	4	(47,928)	(50,936)	6
Operating income	$20,230	$38,537	(48)%	$33,307	$70,802	(53)%

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	2024	Variance		2025	2024	Variance
Homes delivered	680	740	(8)%		1,172	1,362	(14)%
Average selling price	$393,300	$417,100	(6)%		$396,200	$417,300	(5)%
Operating income as a percentage of revenues	7.6%	12.5%	(490)	bps	7.2%	12.5%	(530)	bps
This segment’s revenues for the three months and six months ended May 31, 2025 and 2024 were generated solely from housing operations. Housing revenues for the three months and six months ended May 31, 2025 declined from the corresponding year-earlier periods due to decreases in both the number of homes delivered and their average selling price. Operating income for the three months and six months ended May 31, 2025 was down year over year, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. As a percentage of revenues, operating income for the 2025 second quarter declined from the year-earlier quarter due to a 400 basis-point decline in the housing gross profit margin to 17.3% and a 90 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.8%. Operating income as a percentage of revenues for the six months ended May 31, 2025 decreased from the corresponding year-earlier period due to a 390 basis-point decline in the housing gross profit margin to 17.5% and a 140 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.3%.
The year-over-year decrease in the housing gross profit margin for the three months and six months ended May 31, 2025 reflected price reductions and other homebuyer concessions, higher relative land costs, geographic mix and reduced operating leverage from lower housing revenues. Inventory-related charges associated with housing operations for the three-month and six-month periods ended May 31, 2025 were $1.7 million and $1.9 million, respectively, compared to a nominal amount for each of the year-earlier periods. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2025 was mainly due to decreased operating leverage from lower housing revenues as well as higher costs, including higher marketing and other expenses associated with our expanded community count in this segment.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues	$4,869	$8,301	$9,605	$14,369
Expenses	(1,570)	(1,473)	(3,109)	(3,019)
Equity in income of unconsolidated joint venture	4,862	6,435	9,191	13,490
Pretax income	$8,161	$13,263	$15,687	$24,840

Total originations (a):
Loans	2,249	2,482	4,316	4,628
Principal	$930,825	$996,167	$1,799,480	$1,836,733
Percentage of homebuyers using KBHS	88%	86%	89%	86%
Average FICO score	743	744	744	744

Loans sold (a):
Loans sold to GR Alliance	1,814	1,755	3,235	3,994
Principal	$747,144	$702,299	$1,322,444	$1,588,540
Loans sold to third parties	425	90	988	127
Principal	$191,697	$35,412	$441,674	$49,565
(a)Loan originations and sales occurred within KBHS.

Revenues. Financial services revenues for the three months and six months ended May 31, 2025 declined 41% and 33%, respectively, from the corresponding year-earlier periods due to decreases in both insurance commissions and title services revenues. Insurance commissions were lower in the 2025 periods due to the contract assets for estimated future renewal commissions remaining relatively steady, as an increase in the number of policies in force was offset by a slight decrease in the average commission per policy. In contrast, the corresponding 2024 periods benefited from growth in these contract assets driven by an increase in the number of policies in force and fairly stable average commission rates. Title services revenues decreased year over year mainly due to fewer homes delivered in the 2025 periods.
Pretax income. Financial services pretax income for the three months and six months ended May 31, 2025 was down 38% and 37%, respectively, from the corresponding year-earlier periods, largely due to the above-mentioned decrease in insurance commissions revenues and a decline in the equity in income of our unconsolidated joint venture, KBHS. In the 2025 second quarter, the equity in income of our unconsolidated joint venture was $4.9 million, compared to $6.4 million in the year-earlier quarter, reflecting a decrease in KBHS’ income. The year-over-year decrease in KBHS’ income primarily reflected a loss in the fair value of IRLCs of $2.1 million in the current quarter, compared to a gain in the fair value of IRLCs of $1.3 million in the year-earlier quarter. For the six months ended May 31, 2025, the equity in income of our unconsolidated joint venture was $9.2 million, compared to $13.5 million in the year-earlier quarter, reflecting a decrease in KBHS’ income. The year-over-year decrease in KBHS’ income primarily reflected a loss in the fair value of IRLCs of $3.6 million in the current quarter, compared to a gain in the fair value of IRLCs of $4.2 million in the year-earlier quarter. Also contributing to the year-over-year decrease in KBHS’ income for the three months and six months ended May 31, 2025 was a decline in the number of loans originated, which reflected a decrease in the number of homes we delivered, partly offset by an increase in the percentage of homebuyers using KBHS.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Income tax expense	$34,500	$52,700	$64,300	$88,700
Effective tax rate	24.2%	23.8%	22.8%	22.4%
Our effective tax rate for the three months ended May 31, 2025 increased from the year-earlier period, mainly due to a $1.7 million decrease in the Section 45L tax credits we recognized primarily from building energy-efficient homes and a $.4 million decrease in excess tax benefits related to stock-based compensation. For the six months ended May 31, 2025, our effective tax rate increased from the year-earlier period primarily due to a $4.1 million decrease in Section 45L tax credits and a $1.1 million decrease in excess tax benefits related to stock-based compensation. The year-over-year decreases in Section 45L tax credits for the three months and six months ended May 31, 2025 reflect the impact of guidance the IRS issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR certification but do not qualify for Section 45L tax credits. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those standards for both our business and our buyers.
H.R.1, the One Big Beautiful Bill Act, was signed into law on July 4, 2025, disallowing Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate would not reflect a benefit from such tax credits as to homes delivered after that date.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Housing revenues	$1,524,716	$1,701,512	$2,911,757	$3,159,638
Housing construction and land costs	(1,230,055)	(1,342,102)	(2,337,469)	(2,486,529)
Housing gross profits	294,661	359,410	574,288	673,109
Add: Inventory-related charges (a)	5,558	1,210	7,013	2,508
Adjusted housing gross profits	$300,219	$360,620	$581,301	$675,617

Housing gross profit margin as a percentage of housing revenues	19.3%	21.1%	19.7%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	19.7%	21.2%	20.0%	21.4%
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
We ended the 2025 second quarter with total liquidity of $1.19 billion, including cash and cash equivalents and $881.7 million of available capacity under the Credit Facility, with $200.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $308.9 million at May 31, 2025, compared to $598.0 million at November 30, 2024. Cash equivalents included in the total were $161.2 million at May 31, 2025 and $385.1 million at November 30, 2024, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of May 31, 2025, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the six months ended May 31, 2025, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Investments in Land and Land Development. In the 2025 first quarter, our investments in land and land development increased 57% year over year to $920.3 million, which included our opportunistic purchase of two sizable land parcels in our Southwest homebuilding reporting segment to replace a large community that is approaching close out. As a result of the heightened first-quarter investment level, our existing land pipeline and softer market conditions, however, we are scaling back our investments in land and land development. Reflecting this shift, our investments for the 2025 second quarter decreased 23% year over year to $513.9 million. For the six months ended May 31, 2025, our investments in land and land development grew 14% year over year to $1.43 billion. Land acquisition expenditures, which are included in our investments in land and land development, increased to $661.9 million, or 46% of our total investments, for the six months ended May 31, 2025, from $491.9 million, or approximately 39% of our total investments, for the corresponding period of 2024. While we made investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2025 and 2024, approximately 49% and 53%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the 2025 second half, although we expect a year-over-year decrease in our land-related investments, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2025		November 30, 2024		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	24,185	$3,050,078	23,956	$2,915,543	229	$134,535
Southwest	12,199	1,006,016	13,117	845,910	(918)	160,106
Central	23,610	851,966	21,056	839,920	2,554	12,046
Southeast	14,843	1,005,288	18,574	926,647	(3,731)	78,641
Total	74,837	$5,913,348	76,703	$5,528,020	(1,866)	$385,328
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2025 increased 7% from November 30, 2024, reflecting land investments during the six months ended May 31, 2025, partly offset by homes delivered and our abandonment of 14,271 previously controlled lots. The number of lots we owned or controlled as of May 31, 2025 decreased 2% from November 30, 2024. The number of lots in inventory as of May 31, 2025 included 13,808 lots under contract where the associated deposits were refundable at our discretion, compared to 18,923 of such lots at November 30, 2024. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 47% at May 31, 2025, compared to 49% at November 30, 2024. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2025, we estimate the remaining purchase price to be paid would be as follows: 2025 – $750.1 million; 2026 – $1.03 billion; 2027 – $350.0 million; 2028 – $132.6 million; 2029 – $63.0 million; and thereafter – $9.2 million.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2025	November 30, 2024
Cash and cash equivalents	$308,861	$597,973
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	(200,000)	—
Letters of credit outstanding under the Credit Facility	(8,260)	(8,260)
Credit Facility availability	881,740	1,081,740
Total liquidity	$1,190,601	$1,679,713
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2025	November 30, 2024	Variance
Credit Facility	$200,000	$—	$200,000
Term Loan	359,162	358,826	336
Senior notes	1,330,630	1,329,704	926
Mortgages and land contracts due to land sellers and other loans	3,149	3,149	—
Total	$1,892,941	$1,691,679	$201,262
Our financial leverage, as measured by the ratio of debt to capital, increased 280 basis points to 32.2% at May 31, 2025, compared to 29.4% at November 30, 2024 due to cash borrowings outstanding under the Credit Facility. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of May 31, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $74.4 million and $73.3 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.44 billion and $1.33 billion of performance bonds outstanding at May 31, 2025 and November 30, 2024, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2025, we had $200.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2025:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$3.24 billion	$3.95 billion
Leverage Ratio	<	.600	.325
Interest Coverage Ratio (a)	>	1.500	9.039
Minimum liquidity (a)	>	$97.0 million	$108.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$894.5 million	$422.5 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.65 billion
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
As of May 31, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2025, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $15.0 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of May 31, 2025, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets. None of our other homebuilding unconsolidated joint ventures had outstanding debt at May 31, 2025.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(165,883)	$89,994
Investing activities	(20,416)	(28,982)
Financing activities	(101,952)	(144,102)
Net decrease in cash and cash equivalents	$(288,251)	$(83,090)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash used in operating activities for the six months ended May 31, 2025 mainly reflected a net increase in inventories of $390.6 million and a net decrease in accounts payable, accrued expenses and other liabilities of $68.3 million, partly offset by net income of $217.4 million and a net decrease in receivables of $20.7 million. In the six months ended May 31, 2024, our net cash provided by operating activities primarily reflected net income of $307.1 million, partly offset by a net increase in inventories of $195.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $40.6 million.
Investing Activities. In the six months ended May 31, 2025, our net cash used in investing activities reflected $22.7 million used for net purchases of property and equipment, partially offset by a $2.3 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2024, the net cash used for investing activities included $19.8 million for net purchases of property and equipment and $10.9 million for contributions to unconsolidated joint ventures, partly offset by $1.7 million of proceeds from the sale of a privately held technology company in which we had an ownership interest.
Financing Activities. In the six months ended May 31, 2025, cash was provided by $200.0 million of net borrowings under the Credit Facility and $.4 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases of $250.0 million, dividend payments on our common stock of $36.5 million, and tax payments associated with stock-based compensation awards of $15.9 million. In the six months ended May 31, 2024, our uses of cash included stock repurchases of $100.0 million, dividend payments on our common stock of $35.1 million, tax payments associated with stock-based compensation awards of $16.5 million, and payments on mortgages and land contracts due to land sellers and other loans of $1.7 million. The cash used was partially offset by $9.3 million of issuances of common stock under employee stock plans.
Dividends. In the 2025 and 2024 second quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during the six months ended May 31, 2025 and 2024 totaled $.50 and $.45 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Share Repurchase Program. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first half, we repurchased 4.5 million shares of our common stock at a total cost of $250.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2025, there was $450.0 million of remaining availability under this share repurchase authorization.
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
Supplemental Guarantor Financial Information
As of May 31, 2025, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $200.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	May 31, 2025	November 30, 2024
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$256,826	$543,233
Inventories	5,309,185	4,981,097
Amounts due from Non-Guarantor Subsidiaries	523,171	500,321
Total assets	6,719,196	6,657,479

Liabilities and Stockholders’ Equity
Notes payable	$1,892,941	$1,691,679
Amounts due to Non-Guarantor Subsidiaries	407,713	382,356
Total liabilities	3,078,289	2,928,169
Stockholders’ equity	3,640,907	3,729,310

Six Months Ended May 31, 2025
Summarized Statement of Operations Data (in thousands)
Revenues	$2,661,338
Construction and land costs	(2,118,317)
Selling, general and administrative expenses	(294,024)
Interest income from Non-Guarantor Subsidiaries	17,251
Pretax income	269,306
Net income	207,606
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
Although we continue to view the long-term outlook for the housing market favorably, we expect the softer market conditions that we experienced in the 2025 first half, driven primarily by housing affordability concerns, compounded by ongoing elevated mortgage interest rates and macroeconomic and geopolitical uncertainties, to persist for the remainder of the year. These conditions have precipitated a marked weakening in consumer confidence and caused homebuyers to hesitate on making purchase decisions, resulting in subdued demand during the Spring selling season relative to the past few years. Reflecting this environment, despite a healthy level of traffic in our communities, we experienced year-over-year decreases in our 2025 second quarter net orders of 13%, ending backlog of 24% and ending backlog value of 27%. The value of our net orders for the 2025 second quarter was down 21% year over year driven by the 13% decline in net orders and an 8% decrease in their average selling price to $465,600, largely due to price reductions we implemented beginning in mid-February 2025 in conjunction with our strategic focus on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. As most of the net orders in the period since we implemented this approach have not yet closed, the associated pricing adjustments did not significantly affect our average selling price or housing gross profit margin on homes delivered for the three months and six months ended May 31, 2025. However, we expect it to moderate our average selling prices and housing gross profit margins for the remainder of the year.
In navigating the current environment, we intend to remain nimble, balancing pace and price at the community level to optimize our assets for the highest possible returns. For the remainder of 2025, we intend to continue to invest in and develop land positions within attractive submarkets and acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities. However, given our existing land pipeline, we are scaling back our investments in land and land development to align with current conditions. As a result, we anticipate a year-over-year decrease in our land-related investments in the 2025 second half. Additionally, we intend to continue to prioritize capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
At the same time, and consistent with our balanced approach to capital allocation, we plan to continue returning capital to our stockholders, primarily through additional share repurchases. As of May 31, 2025, we had $450.0 million of remaining availability under our current board of directors share repurchase authorization. This provides us the opportunity to repurchase our common stock in the remainder of 2025, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions. Subject to these factors, we expect to repurchase between $100.0 million and $200.0 million of our common stock in the 2025 third quarter.
Considering the foregoing, we have revised our projections for 2025 that were made in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025, and our present outlook for the 2025 third quarter and the 2025 full year as to certain metrics is as follows:
2025 Third Quarter
•We expect to generate housing revenues in the range of $1.50 billion to $1.70 billion, compared to $1.75 billion for the corresponding 2024 period, and anticipate our average selling price to be between $470,000 and $480,000, compared to $480,900 in the year-earlier period.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 7.6% to 8.2%, assuming no inventory-related charges, compared to 10.9% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 18.1% to 18.7%, assuming no inventory-related charges, compared to 20.7% for the corresponding 2024 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues will be in the range of 10.3% to 10.7%, compared to 9.8% for the 2024 third quarter.
•We expect our effective tax rate will be approximately 24.0%, compared to 24.2% for the year-earlier quarter.
•We expect our ending community count to be roughly 250, compared to 254 for the corresponding 2024 quarter.
2025 Full Year
•We expect our housing revenues to be in the range of $6.30 billion to $6.50 billion, compared to $6.90 billion for 2024.
•We expect our average selling price to be in the range of $480,000 to $490,000, compared to $486,900 for 2024.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 8.6% to 9.0%, assuming no inventory-related charges, compared to 11.1% for 2024.
•We expect our housing gross profit margin to be in the range of 19.0% to 19.4%, assuming no inventory-related charges, compared to 21.1% for 2024.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.2% to 10.6%, compared to 10.0% for 2024.
•We expect our effective tax rate to be approximately 24.0%, compared to 23.0% for 2024.
•We expect our ending community count to be approximately 250, compared to 258 for 2024.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). This includes U.S. trade policy and recently implemented and proposed tariffs, and other countries’ countervailing measures, on raw building materials, such as steel, lumber, drywall and concrete, and/or finished products. Though certain tariffs and countervailing measures instituted in 2025 have influenced pricing in adjacent sectors, we have not experienced significant cost increases or raw material/finished product availability constraints as of the date of this filing. However, if the U.S. or foreign governments take actions that cause tariff-related cost or availability pressures to escalate or expand, we could experience significant construction cost increases and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Additionally, while the Federal Reserve reduced interest rates three times in 2024, and may lower rates further in 2025 or later periods, it has since December 2024 kept rates unchanged and we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes, will positively affect demand or our business, results of operations or consolidated financial statements. The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2025 second quarter, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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
•our obtaining adequate levels of affordable insurance for our business and our ability to cover any incurred costs, liabilities or losses that are not covered by the insurance we have procured or that are due to our deciding not to procure certain types or amounts of insurance coverage;
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
•regulatory instability associated with the current U.S. presidential administration, and the impact on the economy or financial markets therefrom;
•government actions, policies, programs and regulations directed at or affecting the housing market (including the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies, and the potential significant scaling back or ending of the federal conservatorship of the government-sponsored enterprises), the homebuilding industry, or construction activities;
•changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as IRS guidance regarding heightened qualification requirements for federal tax credits for building energy-efficient homes, and the potential accelerated phaseout of such tax credits in 2026;
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2024, other than our $200.0 million of cash borrowings outstanding under the Credit Facility as of May 31, 2025. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
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

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2025.
There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended May 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
March 1-31	—	$—	$—	$650,000
April 1-30	2,072,237	52.56	108,921	541,079
May 1-31	1,662,438	54.79	91,079	450,000
Total	3,734,675	$53.55	$200,000
(a)    On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 second quarter, we repurchased 3,734,675 shares of our common stock on the open market pursuant to this authorization at a total cost of $200.0 million. As of May 31, 2025, we were authorized to repurchase up to $450.0 million of our outstanding common stock.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended May 31, 2025.

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

KB HOME Registrant

Dated	July 10, 2025	By:	/s/ ROBERT R. DILLARD
Robert R. Dillard Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 10, 2025	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)