Form 10-Q
period 2025-08-31
KB HOME
filed 2025-10-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 64,764,685 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2025.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Total revenues	$1,620,474	$1,752,608	$4,541,836	$4,930,187
Homebuilding:
Revenues	$1,614,462	$1,745,979	$4,526,219	$4,909,189
Construction and land costs	(1,321,147)	(1,385,563)	(3,658,616)	(3,874,193)
Selling, general and administrative expenses	(162,152)	(171,466)	(477,638)	(500,187)
Operating income	131,163	188,950	389,965	534,809
Interest income and other	1,870	4,073	5,628	29,379
Equity in income of unconsolidated joint ventures	1,509	3,453	5,002	3,232
Homebuilding pretax income	134,542	196,476	400,595	567,420
Financial services:
Revenues	6,012	6,629	15,617	20,998
Expenses	(1,580)	(1,608)	(4,689)	(4,627)
Equity in income of unconsolidated joint venture	4,254	5,932	13,445	19,422
Financial services pretax income	8,686	10,953	24,373	35,793
Total pretax income	143,228	207,429	424,968	603,213
Income tax expense	(33,400)	(50,100)	(97,700)	(138,800)
Net income	$109,828	$157,329	$327,268	$464,413
Earnings per share:
Basic	$1.64	$2.10	$4.69	$6.12
Diluted	$1.61	$2.04	$4.60	$5.94
Weighted average shares outstanding:
Basic	66,368	74,476	69,279	75,339
Diluted	67,737	76,630	70,643	77,565
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	August 31, 2025	November 30, 2024
Assets
Homebuilding:
Cash and cash equivalents	$330,586	$597,973
Receivables	386,486	377,533
Inventories	5,838,816	5,528,020
Investments in unconsolidated joint ventures	67,075	67,020
Property and equipment, net	97,530	90,359
Deferred tax assets, net	102,421	102,421
Other assets	102,880	105,920
	6,925,794	6,869,246
Financial services	59,778	66,923
Total assets	$6,985,572	$6,936,169

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$366,194	$384,894
Accrued expenses and other liabilities	770,450	796,261
Notes payable	1,943,582	1,691,679
	3,080,226	2,872,834
Financial services	2,983	2,719
Stockholders’ equity:
Common stock — 74,451,477 and 74,409,977 shares issued at August 31, 2025 and November 30, 2024, respectively	74,451	74,410
Paid-in capital	848,909	862,049
Retained earnings	3,543,885	3,269,423
Accumulated other comprehensive loss	(3,704)	(3,704)
Treasury stock, at cost — 9,686,792 and 2,253,156 shares at August 31, 2025 and November 30, 2024, respectively	(561,178)	(141,562)
Total stockholders’ equity	3,902,363	4,060,616
Total liabilities and stockholders’ equity	$6,985,572	$6,936,169
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended August 31, 2025 and 2024
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2025	74,437	—	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$—	$(370,841)	$3,990,538
Net income	—	—	—	—	—	109,828	—	—	—	109,828
Dividends on common stock	—	—	—	—	—	(16,293)	—	—	—	(16,293)
Employee stock options/other	14	—	—	14	193	—	—	—	—	207
Stock-based compensation	—	—	—	—	8,420	—	—	—	—	8,420
Stock repurchases, including excise tax	—	—	(3,300)	—	—	—	—	—	(190,337)	(190,337)
Balance at August 31, 2025	74,451	—	(9,687)	$74,451	$848,909	$3,543,885	$(3,704)	$—	$(561,178)	$3,902,363

Balance at May 31, 2024	101,892	(6,705)	(19,983)	$101,892	$848,635	$3,948,878	$(3,671)	$(72,718)	$(831,312)	$3,991,704
Net income	—	—	—	—	—	157,329	—	—	—	157,329
Dividends on common stock	—	—	—	—	—	(18,407)	—	—	—	(18,407)
Stock-based compensation	—	—	—	—	7,968	—	—	—	—	7,968
Stock repurchases, including excise tax	—	—	(1,869)	—	—	—	—	—	(151,500)	(151,500)
Balance at August 31, 2024	101,892	(6,705)	(21,852)	$101,892	$856,603	$4,087,800	$(3,671)	$(72,718)	$(982,812)	$3,987,094

	Nine Months Ended August 31, 2025 and 2024
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2024	74,410	—	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$—	$(141,562)	$4,060,616
Net income	—	—	—	—	—	327,268	—	—	—	327,268
Dividends on common stock	—	—	—	—	—	(52,806)	—	—	—	(52,806)
Employee stock options/other	41	—	—	41	611	—	—	—	—	652
Stock awards	—	—	612	—	(38,882)	—	—	—	38,882	—
Stock-based compensation	—	—	—	—	25,131	—	—	—	—	25,131
Stock repurchases, including excise tax	—	—	(7,788)	—	—	—	—	—	(442,614)	(442,614)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(15,884)	(15,884)
Balance at August 31, 2025	74,451	—	(9,687)	$74,451	$848,909	$3,543,885	$(3,704)	$—	$(561,178)	$3,902,363

Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	464,413	—	—	—	464,413
Dividends on common stock	—	—	—	—	—	(53,537)	—	—	—	(53,537)
Employee stock options/other	616	—	—	616	8,656	—	—	—	—	9,272
Stock awards	—	—	571	—	(22,998)	—	—	—	22,998	—
Stock-based compensation	—	—	—	—	25,252	—	—	—	—	25,252
Stock repurchases, including excise tax	—	—	(3,461)	—	—	—	—	—	(251,941)	(251,941)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at August 31, 2024	101,892	(6,705)	(21,852)	$101,892	$856,603	$4,087,800	$(3,671)	$(72,718)	$(982,812)	$3,987,094

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2025	2024
Cash flows from operating activities:
Net income	$327,268	$464,413
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(18,447)	(22,654)
Distributions of earnings from unconsolidated joint ventures	27,741	21,275
Amortization of debt issuance costs	2,686	2,602
Depreciation and amortization	27,440	28,259
Deferred income taxes	—	5,700
Gain on sale of investment	—	(12,516)
Stock-based compensation	25,131	25,252
Inventory impairments and land option contract abandonments	18,351	3,685
Changes in assets and liabilities:
Receivables	7,166	6,205
Inventories	(330,019)	(504,436)
Accounts payable, accrued expenses and other liabilities	(63,835)	(14,405)
Other, net	8,358	(3,299)
Net cash provided by operating activities	31,840	81
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(10,593)	(12,611)
Return of investments in unconsolidated joint ventures	2,965	1,992
Proceeds from sale of investment	—	1,709
Purchases of property and equipment, net	(34,609)	(29,228)
Net cash used in investing activities	(42,237)	(38,138)
Cash flows from financing activities:
Borrowings under revolving credit facility	555,000	—
Repayments under revolving credit facility	(305,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,822)
Issuance of common stock under employee stock plans	652	9,272
Stock repurchases	(438,460)	(250,000)
Tax payments associated with stock-based compensation awards	(15,884)	(16,505)
Payments of cash dividends	(52,806)	(53,537)
Net cash used in financing activities	(256,498)	(313,592)
Net decrease in cash and cash equivalents	(266,895)	(351,649)
Cash and cash equivalents at beginning of period	599,193	727,342
Cash and cash equivalents at end of period	$332,298	$375,693
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2024, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2024 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and nine months ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $164.7 million at August 31, 2025 and $385.1 million at November 30, 2024. At August 31, 2025 and November 30, 2024, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $109.8 million for the three months ended August 31, 2025 and $157.3 million for the three months ended August 31, 2024. For the nine months ended August 31, 2025 and 2024, our comprehensive income was $327.3 million and $464.4 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2025 and 2024 was equal to our net income for the respective periods.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2025, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues:
West Coast	$664,880	$760,617	$1,926,722	$2,017,336
Southwest	335,505	312,812	962,486	954,602
Central	310,603	372,862	869,182	1,069,136
Southeast	303,474	299,688	767,829	868,115
Total	$1,614,462	$1,745,979	$4,526,219	$4,909,189

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Pretax income (loss):
West Coast	$71,280	$99,222	$216,925	$252,099
Southwest	57,338	54,826	171,432	165,302
Central	18,211	43,304	64,387	128,446
Southeast	22,225	33,003	55,529	103,827
Corporate and other	(34,512)	(33,879)	(107,678)	(82,254)
Total	$134,542	$196,476	$400,595	$567,420

Inventory impairment and land option contract abandonment charges:
West Coast	$1,133	$496	$2,973	$2,441
Southwest	511	—	1,642	116
Central	7,240	469	9,372	725
Southeast	2,454	212	4,364	403
Total	$11,338	$1,177	$18,351	$3,685

	August 31, 2025	November 30, 2024
Assets:
West Coast	$3,426,768	$3,178,188
Southwest	981,884	915,072
Central	1,008,330	1,001,393
Southeast	1,008,395	972,993
Corporate and other	500,417	801,600
Total	$6,925,794	$6,869,246
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues
Insurance commissions	$3,331	$3,691	$8,268	$12,685
Title services	2,681	2,938	7,349	8,313
Total	6,012	6,629	15,617	20,998
Expenses
General and administrative	(1,580)	(1,608)	(4,689)	(4,627)
Operating income	4,432	5,021	10,928	16,371
Equity in income of unconsolidated joint venture	4,254	5,932	13,445	19,422
Pretax income	$8,686	$10,953	$24,373	$35,793

	August 31, 2025	November 30, 2024
Assets
Cash and cash equivalents	$1,712	$1,220
Receivables	4,256	5,407
Investment in unconsolidated joint venture	15,386	21,997
Other assets (a)	38,424	38,299
Total assets	$59,778	$66,923

Liabilities
Accounts payable and accrued expenses	$2,983	$2,719
Total liabilities	$2,983	$2,719
(a)Other assets at August 31, 2025 and November 30, 2024 included $38.4 million and $38.2 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Numerator:
Net income	$109,828	$157,329	$327,268	$464,413
Less: Distributed earnings allocated to participating securities	(113)	(143)	(339)	(406)
Less: Undistributed earnings allocated to participating securities	(633)	(1,062)	(1,779)	(3,137)
Numerator for basic earnings per share	109,082	156,124	325,150	460,870
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	633	1,062	1,779	3,137
Less: Undistributed earnings reallocated to participating securities	(620)	(1,032)	(1,745)	(3,047)
Numerator for diluted earnings per share	$109,095	$156,154	$325,184	$460,960

Denominator:
Weighted average shares outstanding — basic	66,368	74,476	69,279	75,339
Effect of dilutive securities:
Share-based payments	1,369	2,154	1,364	2,226
Weighted average shares outstanding — diluted	67,737	76,630	70,643	77,565
Basic earnings per share	$1.64	$2.10	$4.69	$6.12
Diluted earnings per share	$1.61	$2.04	$4.60	$5.94
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2025 and 2024.

For the three-month and nine-month periods ended August 31, 2025 and 2024, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Due from utility companies, improvement districts and municipalities	$186,226	$173,733
Recoveries related to self-insurance and other legal claims	151,918	136,949
Refundable deposits and bonds	9,217	10,667
Income taxes receivable	5,674	10,543
Other	38,102	49,887
Subtotal	391,137	381,779
Allowance for doubtful accounts	(4,651)	(4,246)
Total	$386,486	$377,533
6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Homes completed or under construction	$2,047,954	$1,990,113
Land under development	3,790,862	3,537,907
Total	$5,838,816	$5,528,020
Land under development at August 31, 2025 and November 30, 2024 included land held for future development of $37.8 million and $21.2 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Capitalized interest at beginning of period	$128,676	$131,765	$122,387	$134,375
Interest incurred	29,658	26,583	84,676	79,665
Interest amortized to construction and land costs (a)	(27,026)	(28,180)	(75,755)	(83,872)
Capitalized interest at end of period	$131,308	$130,168	$131,308	$130,168
(a)Interest amortized to construction and land costs for the three-month and nine-month periods ended August 31, 2025 and the nine months ended August 31, 2024 included nominal amounts related to land sales during the periods.
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
We evaluated 14 active communities or land parcels for recoverability as of August 31, 2025 with a carrying value of $168.7 million. As of November 30, 2024, we evaluated eight active communities or land parcels for recoverability with a carrying value of $139.5 million. In addition, we evaluated land held for future development for recoverability as of both August 31, 2025 and November 30, 2024.
Based on the results of our evaluations, we recognized inventory impairment charges of $7.3 million for the three-month and nine-month periods ended August 31, 2025 primarily related to one community. These charges were principally driven by both increased costs imposed by a municipality affecting the community, and our decision to make changes in our operational strategy aimed at more quickly monetizing our investment in this community, mainly by accelerating the overall pace for selling, building and delivering homes therein. For the three-month and nine-month periods ended August 31, 2024, we recognized no inventory impairment charges. If we change our strategy or if there are changes in market conditions for any given asset, we may recognize additional impairment charges.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2025	2024	2025	2024
Average selling price	$394,500 - $578,900	n/a	$394,500 - $578,900	n/a
Deliveries per month	2 - 3	n/a	2 - 3	n/a
Discount rate	17% - 20%	n/a	17% - 20%	n/a
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market rates.
As of August 31, 2025, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $26.7 million, representing six communities and various other land parcels. As of November 30, 2024, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $32.1 million, representing four communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $4.0 million and $11.0 million for the three-month and nine-month periods ended August 31, 2025, respectively. For the three-month and nine-month periods ended August 31, 2024, we recognized land option contract abandonment charges of $1.2 million and $3.7 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2025 and November 30, 2024 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2025 and November 30, 2024 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2025 and November 30, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2025		November 30, 2024
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$46,642	$1,203,536	$50,469	$1,705,542
Other land option contracts and other similar contracts	29,871	749,024	31,470	885,588
Total	$76,513	$1,952,560	$81,939	$2,591,130
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $52.3 million at August 31, 2025 and $34.3 million at November 30, 2024. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $20.2 million at August 31, 2025 and $26.0 million at November 30, 2024.
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
We had investments in six homebuilding unconsolidated joint ventures as of August 31, 2025 and November 30, 2024. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues	$19,027	$32,241	$58,767	$37,539
Construction and land costs	(14,371)	(23,580)	(44,176)	(27,404)
Other expense, net	(1,567)	(1,694)	(4,474)	(3,541)
Income	$3,089	$6,967	$10,117	$6,594

The combined revenues and construction and land costs for the three-month and nine-month periods ended August 31, 2025 and 2024 related to homes delivered by an unconsolidated joint venture in California, which delivered its first homes in the 2024 second quarter.
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	August 31, 2025	November 30, 2024
Assets
Cash	$12,968	$18,869
Receivables	5,512	2,918
Inventories	154,112	158,322
Other assets	749	1,052
Total assets	$173,341	$181,161

Liabilities and equity
Accounts payable and other liabilities	$12,076	$8,091
Notes payable (a)	41,825	47,300
Equity	119,440	125,770
Total liabilities and equity	$173,341	$181,161
(a)    As of both August 31, 2025 and November 30, 2024, the unconsolidated joint venture in California that delivered homes in the three-month and nine-month periods ended August 31, 2025 and 2024 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. In January 2025, the loan agreement was amended, increasing the aggregate commitment to $60.0 million from $55.0 million, and providing an eight-month loan extension option to replace the two previous six-month extension options. Pursuant to the amendment, the aggregate commitment was reduced to $55.2 million on August 31, 2025, and will be reduced to $40.0 million on February 28, 2026. This term loan is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. If the term loan is extended, the aggregate commitment would be reduced to $28.0 million effective April 19, 2026. Borrowings under the term loan are secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2025 or November 30, 2024.
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

Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues	$26,362	$31,615	$79,326	$93,485
Expenses	(17,854)	(19,751)	(52,437)	(54,641)
Income	$8,508	$11,864	$26,889	$38,844
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	August 31, 2025	November 30, 2024
Assets
Cash and cash equivalents (a)	$23,496	$31,702
Mortgage loans held for sale	174,920	122,828
Other assets	13,503	22,815
Total assets	$211,919	$177,345

Liabilities and equity
Accounts payable and other liabilities	$13,686	$15,398
Funding facilities	167,461	117,953
Equity	30,772	43,994
Total liabilities and equity	$211,919	$177,345
(a)Cash and cash equivalents included restricted cash of $.8 million at August 31, 2025 and $1.3 million at November 30, 2024.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $9.4 million at August 31, 2025 and $16.0 million at November 30, 2024. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $3.0 million and $6.6 million for the three-month and nine-month periods ended August 31, 2025, respectively, and a loss of $.4 million and a gain of $3.8 million for the three-month and nine-month periods ended August 31, 2024, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of August 31, 2025. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2025 and 2026. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”) (collectively, “Guarantor Subsidiaries”).
10.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Cash surrender value of corporate-owned life insurance contracts	$50,333	$51,912
Lease right-of-use assets	18,250	18,704
Prepaid expenses	17,575	17,799
Other (a)	16,722	17,505
Total	$102,880	$105,920
(a)    On March 1, 2024, substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, held largely through a limited liability company we established to hold the investment, were sold to a privately held buyer through a merger. From the sale, we received cash plus certain preferred and common equity interests in the buyer. Other includes these investments in equity securities without readily determinable fair values of $15.2 million at August 31, 2025 and November 30, 2024. In connection with the sale, we recognized a gain of $12.5 million, which is included in interest income and other in our consolidated statements of operations for the nine months ended August 31, 2024.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Self-insurance and other legal liabilities	$341,147	$315,851
Employee compensation and related benefits	145,957	182,460
Warranty liability	98,598	96,026
Inventory-related obligations (a)	41,769	44,408
Customer deposits	38,072	44,029
Lease liabilities	20,741	20,859
Accrued interest payable	17,353	28,806
Real estate and business taxes	16,356	17,056
Federal and state taxes payable	5,061	—
Other	45,396	46,766
Total	$770,450	$796,261
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended August 31, 2025 and 2024 was $5.5 million and $5.1 million, respectively, and included short-term lease costs of $2.1 million and $1.9 million, respectively. For both the nine months ended August 31, 2025 and 2024, our total lease expense was $15.4 million, and included short-term lease costs of $5.4 million and $5.6 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2025 and 2024 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	August 31, 2025	November 30, 2024
Lease right-of-use assets	$18,278	$18,734
Lease liabilities	20,772	20,887
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Income tax expense	$33,400	$50,100	$97,700	$138,800
Effective tax rate	23.3%	24.2%	23.0%	23.0%
Our income tax expense and effective tax rate for the three months ended August 31, 2025 included the favorable impact of $5.3 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes and $.2 million of excess tax benefits related to stock-based compensation, partly offset by $3.6 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended August 31, 2024 reflected the favorable impact of $3.9 million of Section 45L tax credits, partly offset by $2.4 million of non-deductible executive compensation expense.
For the nine months ended August 31, 2025, our income tax expense and effective tax rate included the favorable impacts of $10.1 million of Section 45L tax credits and $5.6 million of excess tax benefits related to stock-based compensation and, partly offset by $8.8 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the nine months ended August 31, 2024 reflected the favorable impacts of $12.8 million of Section 45L tax credits, $6.5 million of excess tax benefits related to stock-based compensation, partly offset by $7.9 million of non-deductible executive compensation expense.
The year-over-year increase in Section 45L tax credits for the three months ended August 31, 2025 was mainly due to additional tax credits recognized based on certifications verified during the quarter. For the nine months ended August 31, 2025, Section 45L tax credits decreased year over year, largely reflecting the impact of guidance the Internal Revenue Service (“IRS”) issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR® certification but do not qualify for Section 45L tax credits. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those higher standards for both our business and our buyers.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, beginning in our 2026 third quarter, our income tax expense and effective tax rate will no longer reflect a benefit from such tax credits as to homes delivered after the effective date. We are currently evaluating other elements of the legislation, but do not expect it to have a material effect on our effective tax rate for the year ending November 30, 2025.
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
As of both August 31, 2025 and November 30, 2024, we had deferred tax assets of $119.2 million that were partly offset by valuation allowances of $16.8 million. The deferred tax asset valuation allowances at August 31, 2025 and November 30, 2024 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of August 31, 2025, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the nine months ended August 31, 2025.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Unsecured revolving credit facility	$250,000	$—
Senior unsecured term loan due August 25, 2026	359,329	358,826
6.875% Senior notes due June 15, 2027	298,959	298,560
4.80% Senior notes due November 15, 2029	298,213	297,932
7.25% Senior notes due July 15, 2030	346,953	346,574
4.00% Senior notes due June 15, 2031	386,979	386,638
Mortgages and land contracts due to land sellers and other loans	3,149	3,149
Total	$1,943,582	$1,691,679
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $9.6 million at August 31, 2025 and $11.5 million at November 30, 2024.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2025, we had $250.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2025, we had $831.7 million available for cash borrowings under the Credit Facility, with up to $241.7 million of that amount available for the issuance of letters of credit. As of August 31, 2025, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.7%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of August 31, 2025, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of August 31, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $62.4 million and $73.3 million, respectively.
Senior Notes. All the senior notes outstanding at August 31, 2025 and November 30, 2024 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2025, inventories having a carrying value of $24.4 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of August 31, 2025, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2025 – $.1 million; 2026 – $360.7 million; 2027 – $300.9 million; 2028 – $.8 million; 2029 – $300.6 million and thereafter – $740.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2025 and the year ended November 30, 2024 (in thousands):

		August 31, 2025			November 30, 2024
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$24,268	$(7,341)	$16,927	$—	$—	$—
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2025		November 30, 2024
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,331,104	$1,320,913	$1,329,704	$1,309,700
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Balance at beginning of period	$97,658	$94,803	$96,026	$98,000
Warranties issued	10,642	9,731	29,643	27,596
Payments	(9,702)	(10,864)	(27,071)	(31,926)
Balance at end of period	$98,598	$93,670	$98,598	$93,670
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $22.0 million and $22.6 million are included in receivables in our consolidated balance sheets at August 31, 2025 and November 30, 2024, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Balance at beginning of period	$187,277	$173,029	$185,428	$179,832
Self-insurance provided	5,334	5,604	13,907	14,867
Payments	(1,199)	(3,206)	(12,540)	(14,686)
Adjustments (a)	(2,663)	(3,410)	1,954	(7,996)
Balance at end of period	$188,749	$172,017	$188,749	$172,017
(a)Represents net changes in the portion of our self-insurance liability estimated to be recoverable from our insurers or other parties, and/or actual recoveries funded directly by our insurers or other parties, if any.
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
Florida Chapter 558 Actions. We and certain of our trade partners have received claims in prior quarters from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of August 31, 2025, we had approximately 269 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2025, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2025, we had $1.39 billion of performance bonds and $70.7 million of letters of credit outstanding. At November 30, 2024, we had $1.33 billion of performance bonds and $81.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2025, we had total cash deposits of $76.5 million to purchase land having an aggregate purchase price of $1.95 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2025, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
On February 21, 2025, the management development and compensation committee of our board of directors approved the payout of 530,015 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 7, 2021. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2021 through November 30, 2024. Of the shares of common stock paid out, 243,729 shares, or $14.9 million, were purchased by us in the 2025 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the nine months ended August 31, 2025, we repurchased 7,788,113 shares of our common stock at a total cost of $438.5 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2025, there was $261.5 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months and nine months ended August 31, 2025 and 2024, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2025 and 2024 third quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during the nine months ended August 31, 2025 and 2024 totaled $.75 and $.70 per share, respectively.
19.Stock-Based Compensation
Stock Options. At August 31, 2025 and November 30, 2024, we had 376,641 and 418,141 stock options outstanding with a weighted average exercise price of $16.21 and $16.17, respectively. We have not granted any stock option awards since 2016. During the nine months ended August 31, 2025, a total of 41,500 stock options with a weighted average exercise price of $15.77 were exercised. As of August 31, 2025, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 1.2 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and nine-month periods ended August 31, 2025 and 2024. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $17.8 million at August 31, 2025. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $8.4 million and $8.0 million for the three months ended August 31, 2025 and 2024, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2025 and 2024, we recognized total compensation expense of $25.1 million and $25.3 million, respectively, related to restricted stock and PSUs.

20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2025	2024
Summary of cash and cash equivalents at end of period:
Homebuilding	$330,586	$374,911
Financial services	1,712	782
Total	$332,298	$375,693
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,453	$11,999
Income taxes paid	88,901	145,915
Supplemental disclosures of non-cash activities:
Increase (decrease) in consolidated inventories not owned	(5,762)	4,616
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,890	7,753
Inventories acquired through seller financing	—	3,149

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Homebuilding	$1,614,462	$1,745,979	(8)%	$4,526,219	$4,909,189	(8)%
Financial services	6,012	6,629	(9)	15,617	20,998	(26)
Total revenues	$1,620,474	$1,752,608	(8)%	$4,541,836	$4,930,187	(8)%
Pretax income:
Homebuilding	$134,542	$196,476	(32)%	$400,595	$567,420	(29)%
Financial services	8,686	10,953	(21)	24,373	35,793	(32)
Total pretax income	143,228	207,429	(31)	424,968	603,213	(30)
Income tax expense	(33,400)	(50,100)	33	(97,700)	(138,800)	30
Net income	$109,828	$157,329	(30)%	$327,268	$464,413	(30)%
Diluted earnings per share	$1.61	$2.04	(21)%	$4.60	$5.94	(23)%
The 2025 third quarter housing market environment was softer compared to the year-earlier period, primarily due to ongoing affordability concerns and tepid consumer confidence that caused homebuyers to hesitate on making purchase decisions during the first nine months of our fiscal year. Despite these near-term headwinds, the longer-term outlook for the housing market remains favorable, driven by demographic trends and the continued undersupply of homes.
Consumer interest in homebuying was resilient during the third quarter, as we experienced a steady level of traffic in our communities. Additionally, we were encouraged to see stabilization in demand early in the third quarter, which was sustained as the quarter progressed along with a moderation in mortgage interest rates. However, reflecting the prevailing market conditions, our 2,950 net orders for the quarter decreased 4% year over year. We generated a monthly net order pace per community of 3.8, compared to 4.1 for the year-earlier quarter when we had a lower average community count. The average community count for the 2025 third quarter increased 3% year over year to 259, while our ending community count rose 4% to 264, as we continued to invest in our business to support long-term growth.
In navigating the current environment, we have focused on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. With this strategy, which we began implementing on a community-by-community basis in mid-February to stimulate demand, we reduced selling prices relative to applicable market conditions. We also lowered or eliminated other homebuyer concessions, which is expected to partly offset the average selling price and housing gross profit margin impacts of those price changes in the reporting period when the corresponding homes are delivered. Reflecting the price reductions we have made with this strategy, the value of our net orders for the 2025 third quarter was down 15% year over year, driven by the 4% decline in net orders and an 11% decrease in their average selling price to $445,600.
Homebuilding revenues for the three months ended August 31, 2025 were comprised of housing revenues and nominal land sale revenues. For the three months ended August 31, 2024, homebuilding revenues were generated solely from housing operations. Our 2025 third-quarter housing revenues were down 8% year over year to $1.61 billion, due to a 7% decrease in the number of homes delivered to 3,393 and a slight decline in their average selling price to $475,700. Approximately 50% of our homes delivered in the 2025 third quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter grew to 71% for the 2025 third quarter, from 58% for the year-earlier quarter, mainly due to our improved build times and an increase in the percentage of homes sold and delivered within the same quarter. Homebuilding operating income for the three months ended August 31, 2025 was $131.2 million, compared to $189.0 million for the year-earlier period. As a percentage of revenues, homebuilding operating income was 8.1% for the 2025 third quarter compared to 10.8% for the corresponding 2024 period, primarily reflecting a lower housing gross profit margin. Excluding total inventory-related charges of $11.3 million for the current quarter and $1.2 million for the year-earlier quarter, the homebuilding operating income margin was 8.8%, compared to 10.9%. Our housing gross profit margin for the 2025 third quarter decreased to 18.2%, compared to 20.6% for the year-earlier quarter, reflecting price reductions, higher relative land costs, and geographic mix, partly offset by lower construction costs. Excluding the above-mentioned inventory-related charges, the housing gross profit margin for the current quarter was 18.9%, compared to 20.7% for the year-earlier quarter. Our selling, general and administrative expenses as a percentage of housing revenues of 10.0% for the 2025 third quarter increased 20 basis points year over year, primarily due to decreased operating leverage from lower housing revenues, partly offset by lower general and administrative expenses. Total pretax income for the 2025 third quarter was $143.2 million, down from $207.4 million for the year-earlier quarter. Net income and diluted earnings per share for the three months ended August 31, 2025 decreased 30% and 21%, respectively, year over year. Our diluted earnings per share for the 2025 third quarter reflected lower net income, partly offset by the favorable impact of our common stock repurchases over the past several quarters.
We take a balanced approach in allocating capital, relative to prevailing market conditions, toward our priorities of investing in land and land development to support future growth and returning capital to our stockholders. In the current environment and given our existing land pipeline, we began scaling back our investments in land and land development in the 2025 second quarter while increasing our share repurchases. In our 2025 third quarter, we maintained our land investments at a level that we believe will support our current growth projections. Our investments for the 2025 third quarter decreased by 39% year over year to $514.1 million, and we repurchased $188.5 million of our outstanding common stock, compared to $150.0 million in the year-earlier quarter. For the nine months ended August 31, 2025, we invested $1.95 billion in land and land development, representing a 7% decrease from the corresponding year-earlier period, and repurchased approximately 7.8 million shares of our common stock at a total cost of $438.5 million, compared to approximately 3.5 million shares of our common stock at a total cost of $250.0 million in the year-earlier period. We ended the 2025 third quarter with total liquidity of $1.16 billion, including cash and cash equivalents and $831.7 million of available capacity under the Credit Facility. We had $250.0 million of cash borrowings outstanding under the Credit Facility at August 31, 2025.
Although our ending backlog value at August 31, 2025 decreased 32% year over year to approximately $1.99 billion, we believe we are well positioned to achieve our updated projections for the 2025 fourth quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues:
Housing	$1,613,975	$1,745,979	$4,525,732	$4,905,617
Land	487	—	487	3,572
Total	1,614,462	1,745,979	4,526,219	4,909,189
Costs and expenses:
Construction and land costs
Housing	(1,320,611)	(1,385,563)	(3,658,080)	(3,872,092)
Land	(536)	—	(536)	(2,101)
Total	(1,321,147)	(1,385,563)	(3,658,616)	(3,874,193)
Selling, general and administrative expenses	(162,152)	(171,466)	(477,638)	(500,187)
Total	(1,483,299)	(1,557,029)	(4,136,254)	(4,374,380)
Operating income	131,163	188,950	389,965	534,809
Interest income and other	1,870	4,073	5,628	29,379
Equity in income of unconsolidated joint ventures	1,509	3,453	5,002	3,232
Homebuilding pretax income	$134,542	$196,476	$400,595	$567,420

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024

Homes delivered	3,393	3,631	9,283	10,191
Average selling price	$475,700	$480,900	$487,500	$481,400
Housing gross profit margin as a percentage of housing revenues	18.2%	20.6%	19.2%	21.1%
Adjusted housing gross profit margin as a percentage of housing revenues	18.9%	20.7%	19.6%	21.1%
Selling, general and administrative expenses as a percentage of housing revenues	10.0%	9.8%	10.6%	10.2%
Operating income as a percentage of revenues	8.1%	10.8%	8.6%	10.9%
Revenues. Homebuilding revenues for the three months ended August 31, 2025 were comprised of housing revenues and nominal land sale revenues. In the three months ended August 31, 2024, homebuilding revenues were generated solely from housing operations. Housing revenues for the 2025 third quarter declined 8% from the year-earlier quarter, driven by a 7% decrease in the number of homes delivered and a slight decline in their overall average selling price. Our 2025 third-quarter housing revenues reflected year-over-year decreases of 13% in our West Coast homebuilding reporting segment and 17% in our Central segment, partially offset by increases of 7% and 1% in our Southwest and Southeast segments, respectively. The decline in the number of homes delivered mainly reflected our having 24% fewer homes in backlog at the beginning of the 2025 third quarter, as compared to the year-earlier quarter.
For the nine months ended August 31, 2025 and 2024, homebuilding revenues were generated from housing operations and land sales. Housing revenues for the nine months ended August 31, 2025 decreased 8% from the corresponding 2024 period due to a 9% decline in the number of homes delivered, partly offset by a slight increase in their average selling price.
Land sale revenues for the three months and nine months ended August 31, 2025 totaled $.5 million. There were no land sales during the three months ended August 31, 2024. For the nine months ended August 31, 2024, land sale revenues totaled $3.6 million. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2025 decreased 31% year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2025 third quarter included inventory-related charges of $11.3 million, compared to $1.2 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2025 was 8.1%, compared to 10.8% for the corresponding 2024 period, mainly due to a lower housing gross profit margin. Excluding inventory-related charges, our operating income as a percentage of revenues was 8.8% for the 2025 third quarter, compared to 10.9% for the year-earlier quarter.
For the nine months ended August 31, 2025, our homebuilding operating income declined 27% from the year-earlier period, reflecting a decrease in housing gross profits and the absence of land sale profits, partly offset by lower selling, general and administrative expenses. Operating income for the nine months ended August 31, 2025 included inventory-related charges of $18.4 million, compared to $3.7 million of such charges for the corresponding 2024 period. As a percentage of revenues, our operating income for the nine months ended August 31, 2025 decreased 230 basis points year over year to 8.6%, mainly reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges, our operating income as a percentage of revenues declined 200 basis points to 9.0% for the nine months ended August 31, 2025 from 11.0% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $293.4 million for the three months ended August 31, 2025 were down 19% year over year, reflecting lower housing revenues and a 240 basis-point decrease in our housing gross profit margin to 18.2%. The decline in the housing gross profit margin reflected price reductions, higher relative land costs, and geographic mix, partly offset by lower construction costs. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% for the three months ended August 31, 2025 and 1.6% for the three months ended August 31, 2024. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 18.9% for the 2025 third quarter decreased 180 basis points year over year.

For the nine months ended August 31, 2025, our housing gross profits of $867.7 million decreased from $1.03 billion for the year-earlier period due to lower housing revenues and a 190 basis-point decline in our housing gross profit margin. The housing gross profit margin primarily reflected the same factors described above for the three months ended August 31, 2025. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for both the nine months ended August 31, 2025 and 2024. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 19.6% for the nine months ended August 31, 2025 decreased 150 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sales generated essentially break-even results for the three months and nine months ended August 31, 2025. There were no land sales during the three months ended August 31, 2024, while land sale profits for the nine months ended August 31, 2024 totaled $1.5 million.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	% of Housing Revenues	2024	% of Housing Revenues	2025	% of Housing Revenues	2024	% of Housing Revenues
Marketing expenses	$39,894	2.4%	$39,700	2.3%	$122,159	2.7%	$115,944	2.4%
Commission expenses (a)	56,062	3.5	59,961	3.4	155,742	3.5	172,171	3.5
General and administrative expenses	66,196	4.1	71,805	4.1	199,737	4.4	212,072	4.3
Total	$162,152	10.0%	$171,466	9.8%	$477,638	10.6%	$500,187	10.2%
(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Reflecting our continued focus on prudently managing our costs and aligning our overhead structure with our volume of homes delivered, selling, general and administrative expenses for both the three-month and nine-month periods ended August 31, 2025 decreased 5% from the corresponding year-earlier periods. As a percentage of housing revenues, our selling, general and administrative expenses for the three-month and nine-month periods ended August 31, 2025 increased 20 basis points and 40 basis points, respectively, year over year. The increase in selling, general and administrative expenses as a percentage of revenues for the three months ended August 31, 2025 primarily reflected decreased operating leverage from lower housing revenues, partly offset by lower general and administrative expenses. For the nine months ended August 31, 2025, selling, general and administrative expenses as a percentage of revenues rose from the corresponding year-earlier period mainly due to higher marketing expenses and decreased operating leverage, partly offset by lower general and administrative expenses.
Interest Income/Expense and Other. Interest income and other for the three months and nine months ended August 31, 2025 and the three months ended August 31, 2024 was comprised solely of interest income. For the nine months ended August 31, 2024, interest income and other was comprised of interest income and a $12.5 million gain associated with the sale of a privately held technology company in which we had an ownership interest.
Interest income, which is generated from short-term investments, was $1.9 million for the three months ended August 31, 2025, compared to $4.1 million for the year-earlier quarter. For the nine months ended August 31, 2025, interest income was $5.6 million, compared to $16.9 million for the corresponding 2024 period. The year-over-year decreases for the three-month and nine-month periods ended August 31, 2025 reflected our lower average balance of cash equivalents and a lower interest rate in the 2025 periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2025 and 2024 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $1.5 million for the three months ended August 31, 2025, compared to $3.5 million for the year-earlier period, mainly reflecting a decrease in the number of homes delivered by an unconsolidated joint venture in California, which delivered its first homes in the 2024 second quarter. For the nine months ended August 31, 2025, our equity in income of unconsolidated joint ventures increased to $5.0 million, compared to $3.2 million for the corresponding 2024 period, primarily due to an increase in the number of homes delivered by the same California-based unconsolidated joint venture. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Net orders	2,950	3,085	9,182	10,405
Net order value (a)	$1,314,607	$1,543,148	$4,271,688	$5,157,242
Cancellation rate (b)	17%	15%	16%	14%
Ending backlog — homes	4,333	5,724	4,333	5,724
Ending backlog — value	$1,988,863	$2,919,304	$1,988,863	$2,919,304
Ending community count	264	254	264	254
Average community count	259	251	258	245
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
Net Orders. Net orders for the 2025 third quarter decreased 4%, compared to the year-earlier quarter, and the pace of monthly net orders per community was 3.8 in the 2025 third quarter, compared to 4.1 in the corresponding 2024 quarter, driven by both lower net orders and a higher average community count. The decreases in our net orders and monthly pace per community reflected prevailing market conditions in the 2025 third quarter, with softer demand relative to the year-earlier quarter due to ongoing affordability concerns and tepid consumer confidence that caused homebuyers to hesitate on making purchase decisions during the first nine months of our fiscal year.
In navigating the current environment, we have focused on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. With this strategy, which we began implementing on a community-by-community basis in mid-February to stimulate demand, we reduced selling prices relative to applicable market conditions. We also lowered or eliminated other homebuyer concessions, which is expected to partly offset the average selling price and housing gross profit margin impacts of those price changes in the reporting period when the corresponding homes are delivered. Reflecting the price reductions we have made with this strategy, the value of our net orders for the 2025 third quarter was down 15% year over year driven by the 4% decline in net orders and an 11% decrease in their average selling price to $445,600.
Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2025 increased slightly from the year-earlier period.
Backlog. The number of homes in our backlog at August 31, 2025 decreased 24% compared to August 31, 2024. Our overall backlog value at August 31, 2025 declined 32% year over year due to the lower number of homes in backlog and a 10% decrease in their average selling price, reflecting the price reductions implemented during 2025. Backlog value was down year over year in each of our homebuilding reporting segments, with decreases ranging from 14% in our Southeast segment to 48% in our Southwest segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.

Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2025 third quarter grew 4% from the year-earlier quarter. Our average community count for the three months ended August 31, 2025 increased 3% from the year-earlier period. While we continued to invest in land and land development during the nine months ended August 31, 2025 to help drive future growth, as discussed below under “Liquidity and Capital Resources,” we began scaling back these investments in the 2025 second quarter in response to softer market conditions. As a result, our investments in land and land development for the three-month and nine-month periods ended August 31, 2025 decreased 39% and 7%, respectively, compared to the corresponding year-earlier periods.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2025	2024	2025	2024	2025	2024
West Coast	972	1,150	870	958	18%	15%
Southwest	681	681	459	616	15	11
Central	943	1,073	795	871	17	15
Southeast	797	727	826	640	17	18
Total	3,393	3,631	2,950	3,085	17%	15%

	Net Order Value			Average Community Count
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	$550,753	$678,783	(19)%	89	83	7%
Southwest	218,931	290,229	(25)	36	44	(18)
Central	255,530	313,108	(18)	66	77	(14)
Southeast	289,393	261,028	11	68	47	45
Total	$1,314,607	$1,543,148	(15)%	259	251	3%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2025	2024	2025	2024	2025	2024
West Coast	2,789	3,021	2,872	3,134	15%	13%
Southwest	2,020	2,110	1,561	2,099	14	10
Central	2,505	2,971	2,545	3,188	16	14
Southeast	1,969	2,089	2,204	1,984	19	19
Total	9,283	10,191	9,182	10,405	16%	14%

	Nine Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	$1,886,073	$2,214,666	(15)%	88	77	14%
Southwest	757,074	967,880	(22)	38	44	(14)
Central	823,869	1,162,855	(29)	67	77	(13)
Southeast	804,672	811,841	(1)	65	47	38
Total	$4,271,688	$5,157,242	(17)%	258	245	5%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	1,294	1,658	(22)%	$833,715	$1,223,121	(32)%
Southwest	675	1,368	(51)	326,959	629,995	(48)
Central	1,173	1,484	(21)	390,780	555,474	(30)
Southeast	1,191	1,214	(2)	437,409	510,714	(14)
Total	4,333	5,724	(24)%	$1,988,863	$2,919,304	(32)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $36.4 million and $37.9 million in the three months ended August 31, 2025 and 2024, respectively. For the nine months ended August 31, 2025, Corporate and other had an operating loss of $113.3 million, compared to $111.6 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three months ended August 31, 2025 and 2024 were impacted to varying degrees by price reductions and other homebuyer concessions we extended to buyers in conjunction with our sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2025	2024	Variance	2025	2024	Variance
Revenues	$664,880	$760,617	(13)%	$1,926,722	$2,017,336	(4)%
Construction and land costs	(549,332)	(617,497)	11	(1,579,624)	(1,629,350)	3
Selling, general and administrative expenses	(45,899)	(47,451)	3	(135,363)	(139,297)	3
Operating income	$69,649	$95,669	(27)%	$211,735	$248,689	(15)%

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	2024	Variance		2025	2024	Variance
Homes delivered	972	1,150	(15)%		2,789	3,021	(8)%
Average selling price	$684,000	$661,400	3%		$690,800	$667,600	3%
Operating income as a percentage of revenues	10.5%	12.6%	(210)	bps	11.0%	12.3%	(130)	bps
In the three months and nine months ended August 31, 2025 and the three months ended August 31, 2024, this segment’s revenues were generated solely from housing operations. In the nine months ended August 31, 2024, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. The year-over-year decline in housing revenues for the three months ended August 31, 2025 was due to a decrease in the number of homes delivered, partly offset by an increase in their average selling price. For the nine months ended August 31, 2025, housing revenues were down 4% from $2.02 billion for the corresponding year-earlier period, reflecting the same factors. Operating income for the three months and nine months ended August 31, 2025 declined year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income as a percentage of revenues for the 2025 third quarter was down from the year-earlier quarter due to a 140 basis-point decrease in the housing gross profit margin to 17.4% and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 6.9%. For the nine months ended August 31, 2025, operating income as a percentage of revenues declined from the corresponding 2024 period, mainly reflecting a 120 basis-point decrease in the housing gross profit margin to 18.0% and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.0%.
The year-over-year decrease in the housing gross profit margin for the three months and nine months ended August 31, 2025 was primarily due to higher relative land costs, partly offset by lower construction costs. For the three months ended August 31, 2025, inventory-related charges associated with housing operations were $1.1 million, compared to $.5 million for the year-earlier period. For the nine months ended August 31, 2025, inventory-related charges associated with housing operations were $3.0 million, compared to $2.4 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for both the three months and nine months ended August 31, 2025 was primarily due to reduced operating leverage from lower housing revenues and higher marketing and other expenses associated with our expanded community count in this segment. For the nine months ended August 31, 2025, these impacts were partly offset by lower general and administrative costs.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$335,505	$312,812	7%		$962,486	$954,602	1%
Construction and land costs	(254,515)	(233,638)	(9)		(723,639)	(719,134)	(1)
Selling, general and administrative expenses	(23,544)	(24,258)	3		(67,245)	(69,979)	4
Operating income	$57,446	$54,916	5%		$171,602	$165,489	4%

Homes delivered	681	681	—%		2,020	2,110	(4)%
Average selling price	$492,700	$459,300	7%		$476,500	$452,400	5%
Operating income as a percentage of revenues	17.1%	17.6%	(50)	bps	17.8%	17.3%	50	bps
In the three-month and nine-month periods ended August 31, 2025 and 2024, this segment’s revenues were generated solely from housing operations. This segment’s housing revenues for the three months ended August 31, 2025 increased year over year, driven by a higher average selling price of homes delivered, as the number of homes delivered was consistent with the prior-year period. For the nine months ended August 31, 2025, this segment’s housing revenues rose slightly compared to the year-earlier period, reflecting an increase in the average selling price of homes delivered, largely offset by a decrease in the number of homes delivered. Operating income for the three-month and nine-month periods ended August 31, 2025 increased year over year due to higher housing gross profits and lower selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2025 third quarter declined from the year-earlier quarter, reflecting a 120 basis-point decrease in the housing gross profit margin to 24.1%, partly offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.0%. For the nine months ended August 31, 2025, operating income as a percentage of revenues grew from the corresponding 2024 period due to a 40 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.0% and a 10 basis-point increase in the housing gross profit margin to 24.8%.
The year-over-year decrease in the housing gross profit margin for the three months ended August 31, 2025 primarily reflected higher relative land costs, partly offset by lower construction costs and increased operating leverage on higher housing revenues. Inventory-related charges associated with housing operations for the three months ended August 31, 2025 were $.5 million, compared to no such charges for the year-earlier period. For the nine months ended August 31, 2025, the housing gross profit margin mainly reflected lower construction costs, largely offset by higher relative land costs. Inventory-related charges associated with housing operations for the nine months ended August 31, 2025 were $1.6 million, compared to a nominal amount for the corresponding year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for both the three months and nine months ended August 31, 2025 was primarily due to increased operating leverage from higher housing revenues and lower general and administrative expenses.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$310,603	$372,862	(17)%		$869,182	$1,069,136	(19)%
Construction and land costs	(261,299)	(291,734)	10		(712,516)	(834,195)	15
Selling, general and administrative expenses	(31,096)	(37,836)	18		(92,291)	(106,515)	13
Operating income	$18,208	$43,292	(58)%		$64,375	$128,426	(50)%

Homes delivered	943	1,073	(12)%		2,505	2,971	(16)%
Average selling price	$329,400	$347,500	(5)%		$347,000	$358,800	(3)%
Operating income as a percentage of revenues	5.9%	11.6%	(570)	bps	7.4%	12.0%	(460)	bps
In the three months and nine months ended August 31, 2025 and the three months ended August 31, 2024, this segment’s revenues were generated solely from housing operations. In the nine months ended August 31, 2024, this segment’s revenues were comprised of housing revenues and land sale revenues. Housing revenues for the three months ended August 31, 2025 were down from the year-earlier period due to decreases in both the number of homes delivered and their average selling price. For the nine months ended August 31, 2025, housing revenues decreased 18% year over year, from $1.07 billion, for the same reasons. Land sale revenues totaled $3.2 million for the nine months ended August 31, 2024. Operating income for the three months and nine months ended August 31, 2025 declined from the corresponding year-earlier periods mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Also contributing to the year-over-year decrease in operating income for the nine months ended August 31, 2025 was the absence of land sales in the current period, compared to $1.1 million of land sale profits in the corresponding year-earlier period. This segment’s operating income as a percentage of revenues for the 2025 third quarter decreased from the year-earlier period, primarily due to a 590 basis-point decline in the housing gross profit margin to 15.9%, partly offset by a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 10.0%. For the nine months ended August 31, 2025, this segment’s operating income as a percentage of revenues decreased from the year-earlier period, mainly reflecting a 390 basis-point decline in the housing gross profit margin to 18.0% and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.6%.
The housing gross profit margin for the three months ended August 31, 2025 declined year over year mainly due to price reductions, higher relative land costs, geographic mix, an increase in inventory-related charges and reduced operating leverage from lower housing revenues. Inventory-related charges associated with housing operations for the three months ended August 31, 2025 were $7.2 million, compared to $.5 million for the year-earlier period. For the nine months ended August 31, 2025, the year-over-year decrease in the housing gross profit margin primarily reflected the same reasons described above for the three months ended August 31, 2025, partly offset by lower construction costs. Inventory-related charges associated with housing operations for the nine months ended August 31, 2025 were $9.4 million, compared to $.7 million for the year-earlier period. The inventory-related charges in the three months and nine months ended August 31, 2025 mainly reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in a certain community in this segment. For the three months ended August 31, 2025, the year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues was mainly due to lower general and administrative expenses, partly offset by decreased operating leverage from lower housing revenues. For the nine months ended August 31, 2025, the year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues primarily reflected higher marketing expenses and decreased operating leverage from lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	2024	Variance		2025	2024	Variance
Revenues	$303,474	$299,688	1%		$767,829	$868,115	(12)%
Construction and land costs	(254,025)	(239,753)	(6)		(637,145)	(686,442)	7
Selling, general and administrative expenses	(27,224)	(26,932)	(1)		(75,152)	(77,868)	3
Operating income	$22,225	$33,003	(33)%		$55,532	$103,805	(47)%

Homes delivered	797	727	10%		1,969	2,089	(6)%
Average selling price	$380,200	$412,200	(8)%		$389,700	$415,600	(6)%
Operating income as a percentage of revenues	7.3%	11.0%	(370)	bps	7.2%	12.0%	(480)	bps
This segment’s revenues for the three months and nine months ended August 31, 2025 were comprised of housing revenues and nominal land sale revenues. For the three months and nine months ended August 31, 2024, this segment’s revenues were generated solely from housing operations. Housing revenues for the three months ended August 31, 2025 rose slightly from the year-earlier period to $303.0 million due to an increase in the number of homes delivered, partly offset by a decrease in their average selling price. Housing revenues for the nine months ended August 31, 2025 declined 12% from the corresponding year-earlier period to $767.3 million due to decreases in both the number of homes delivered and their average selling price. Operating income for the three months and nine months ended August 31, 2025 was down year over year, mainly reflecting lower housing gross profits. As a percentage of revenues, operating income for the 2025 third quarter declined from the year-earlier quarter due to a 370 basis-point decline in the housing gross profit margin to 16.3%, with selling, general and administrative expenses as a percentage of housing revenues remaining flat at 9.0%. Operating income as a percentage of revenues for the nine months ended August 31, 2025 decreased from the corresponding year-earlier period due to a 390 basis-point decline in the housing gross profit margin to 17.0% and a 90 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.8%.
The year-over-year decrease in the housing gross profit margin for the three months ended August 31, 2025 mainly reflected price reductions, higher relative land costs, geographic mix, and an increase in inventory-related charges, partly offset by increased operating leverage from higher housing revenues. Inventory-related charges associated with housing operations for the three months ended August 31, 2025 were $2.5 million, compared to $.2 million for the year-earlier quarter. For the nine months ended August 31, 2025, the year-over-year decline in the housing gross profit margin was primarily due to price reductions, higher relative land costs, geographic mix, increased inventory-related charges, and decreased operating leverage from lower housing revenues, partly offset by lower construction costs. Inventory-related charges associated with housing operations for the nine months ended August 31, 2025 were $4.4 million, compared to $.4 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the nine months ended August 31, 2025 was mainly due to decreased operating leverage from lower housing revenues as well as higher costs, including higher marketing and other expenses associated with our expanded community count in this segment.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenues	$6,012	$6,629	$15,617	$20,998
Expenses	(1,580)	(1,608)	(4,689)	(4,627)
Equity in income of unconsolidated joint venture	4,254	5,932	13,445	19,422
Pretax income	$8,686	$10,953	$24,373	$35,793

Total originations (a):
Loans	2,314	2,704	6,630	7,332
Principal	$917,658	$1,080,071	$2,717,138	$2,916,804
Percentage of homebuyers using KBHS	83%	88%	86%	87%
Average FICO score	740	742	743	743

Loans sold (a):
Loans sold to GR Alliance	1,786	2,188	5,021	6,722
Principal	$712,367	$857,274	$2,034,811	$2,661,191
Loans sold to third parties	469	368	1,457	551
Principal	$189,837	$155,094	$631,511	$227,610
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and nine months ended August 31, 2025 declined 9% and 26%, respectively, from the corresponding year-earlier periods due to decreases in both insurance commissions and title services revenues. Insurance commissions were lower in the 2025 periods due to less variability in the contract assets for estimated future renewal commissions, compared to the corresponding prior-year periods. For the three months ended August 31, 2025, a modest increase in the average commission per policy was mostly offset by a modest decrease in the number of policies in force. For the nine months ended August 31, 2025, an increase in the number of policies in force was largely offset by a decrease in the average commission per policy. In contrast, the corresponding 2024 periods benefited from growth in the contract assets for estimated future renewal commissions driven by an increase in the number of policies in force, partly offset by a decrease in the average commission rates. Title services revenues decreased year over year mainly due to fewer homes delivered in the 2025 periods.
Pretax income. Financial services pretax income for the three months and nine months ended August 31, 2025 was down 21% and 32%, respectively, from the corresponding year-earlier periods. These declines were due to the above-mentioned decreases in insurance commissions and title services revenues as well as a decrease in the equity in income of our unconsolidated joint venture, KBHS. For the three months and nine months ended August 31, 2025, the equity in income of our unconsolidated joint venture was down 28% and 31%, respectively, from the corresponding year-earlier periods, reflecting a decrease in KBHS’ income. The year-over-year decline in KBHS’ income for the three months ended August 31, 2025 mainly reflected a loss in the fair value of IRLCs of $3.0 million in the current period, compared to a $.4 million loss in the year-earlier period. For the nine months ended August 31, 2025, the decrease in KBHS’ income primarily reflected a loss in the fair value of IRLCs of $6.6 million in the current period, compared to a gain in the fair value of IRLCs of $3.8 million in the year-earlier period. Also contributing to the year-over-year decrease in KBHS’ income for the three months and nine months ended August 31, 2025 was a decline in the number of loans originated, which reflected a decrease in the number of homes we delivered as well as a lower percentage of homebuyers using KBHS.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Income tax expense	$33,400	$50,100	$97,700	$138,800
Effective tax rate	23.3%	24.2%	23.0%	23.0%
Our effective tax rate for the three months ended August 31, 2025 decreased from the year-earlier period, primarily reflecting a $1.4 million increase in Section 45L tax credits, mainly due to additional tax credits recognized based on certifications verified during the quarter, and a $.2 million increase in excess tax benefits related to stock-based compensation, partly offset by a $1.2 million increase in non-deductible executive compensation expense. For the nine months ended August 31, 2025, our effective tax rate remained consistent with the year-earlier period.
IRS guidance issued in 2023 heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states. This guidance, along with our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR certification but do not qualify for Section 45L tax credits, impacted the tax credits we recognized for the nine months ended August 31, 2025 relative to the corresponding prior-year period. We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those standards for both our business and our buyers.
On July 4, 2025, the OBBBA was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, beginning in our 2026 third quarter, our income tax expense and effective tax rate will no longer reflect a benefit from such tax credits as to homes delivered after the effective date. We are currently evaluating other elements of the legislation, but do not expect it to have a material effect on our effective tax rate for the year ending November 30, 2025.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Housing revenues	$1,613,975	$1,745,979	$4,525,732	$4,905,617
Housing construction and land costs	(1,320,611)	(1,385,563)	(3,658,080)	(3,872,092)
Housing gross profits	293,364	360,416	867,652	1,033,525
Add: Inventory-related charges (a)	11,338	1,177	18,351	3,685
Adjusted housing gross profits	$304,702	$361,593	$886,003	$1,037,210

Housing gross profit margin as a percentage of housing revenues	18.2%	20.6%	19.2%	21.1%
Adjusted housing gross profit margin as a percentage of housing revenues	18.9%	20.7%	19.6%	21.1%
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
We ended the 2025 third quarter with total liquidity of $1.16 billion, including cash and cash equivalents and $831.7 million of available capacity under the Credit Facility, with $250.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $330.6 million at August 31, 2025, compared to $598.0 million at November 30, 2024. Cash equivalents included in the total were $164.7 million at August 31, 2025 and $385.1 million at November 30, 2024, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of August 31, 2025, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the nine months ended August 31, 2025, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Investments in Land and Land Development. In the 2025 first quarter, our investments in land and land development increased 57% year over year to $920.3 million, which included our opportunistic purchase of two sizable land parcels in our Southwest homebuilding reporting segment to replace a large community that is approaching close out. As a result of the heightened first-quarter investment level, our existing land pipeline and softer market conditions, however, we began scaling back our investments in land and land development in the 2025 second quarter. In our 2025 third quarter, we maintained our land investments at a level that we believe will support our current growth projections. Our investments for the 2025 third quarter decreased 39% year over year to $514.1 million. For the nine months ended August 31, 2025, our investments in land and land development declined 7% year over year to $1.95 billion. Land acquisition expenditures, which are included in our investments in land and land development, decreased to $771.3 million, or 40% of our total investments, for the nine months ended August 31, 2025, compared to $916.9 million, or approximately 44% of our total investments, for the corresponding period of 2024. While we made investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2025 and 2024, approximately 51% and 55%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the 2025 fourth quarter, although we expect a year-over-year decrease in our land-related investments, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2025		November 30, 2024		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	21,030	$3,116,438	23,956	$2,915,543	(2,926)	$200,895
Southwest	10,666	925,458	13,117	845,910	(2,451)	79,548
Central	20,531	838,656	21,056	839,920	(525)	(1,264)
Southeast	13,024	958,264	18,574	926,647	(5,550)	31,617
Total	65,251	$5,838,816	76,703	$5,528,020	(11,452)	$310,796
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2025 increased 6% from November 30, 2024, mainly due to land and land development investments during the nine months ended August 31, 2025. The number of lots we owned or controlled as of August 31, 2025 decreased 15% from November 30, 2024, largely reflecting homes delivered and our strategic abandonment of 21,054 previously controlled lots, partly offset by newly optioned lots during the period. The number of lots in inventory as of August 31, 2025 included 6,310 lots under contract where the associated deposits were refundable at our discretion, compared to 18,923 of such lots at November 30, 2024. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 42% at August 31, 2025, compared to 49% at November 30, 2024. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2025, we estimate the remaining purchase price to be paid would be as follows: 2025 – $392.5 million; 2026 – $894.3 million; 2027 – $372.0 million; 2028 – $148.0 million; 2029 – $69.3 million; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2025	November 30, 2024
Cash and cash equivalents	$330,586	$597,973
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	(250,000)	—
Letters of credit outstanding under the Credit Facility	(8,260)	(8,260)
Credit Facility availability	831,740	1,081,740
Total liquidity	$1,162,326	$1,679,713
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2025	November 30, 2024	Variance
Credit Facility	$250,000	$—	$250,000
Term Loan	359,329	358,826	503
Senior notes	1,331,104	1,329,704	1,400
Mortgages and land contracts due to land sellers and other loans	3,149	3,149	—
Total	$1,943,582	$1,691,679	$251,903
Our financial leverage, as measured by the ratio of debt to capital, increased 380 basis points to 33.2% at August 31, 2025, compared to 29.4% at November 30, 2024 due to cash borrowings outstanding under the Credit Facility. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of August 31, 2025 and November 30, 2024, we had letters of credit outstanding under the LOC Facility of $62.4 million and $73.3 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.39 billion and $1.33 billion of performance bonds outstanding at August 31, 2025 and November 30, 2024, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2025, we had $250.0 million of cash borrowings and $8.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2025:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$3.29 billion	$3.86 billion
Leverage Ratio	<	.600	.336
Interest Coverage Ratio (a)	>	1.500	8.027
Minimum liquidity (a)	>	$102.3 million	$80.6 million
Investments in joint ventures and non-guarantor subsidiaries	<	$876.5 million	$445.5 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.55 billion
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
As of August 31, 2025, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2025, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $24.4 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of August 31, 2025, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets. None of our other homebuilding unconsolidated joint ventures had outstanding debt at August 31, 2025.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$31,840	$81
Investing activities	(42,237)	(38,138)
Financing activities	(256,498)	(313,592)
Net decrease in cash and cash equivalents	$(266,895)	$(351,649)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the nine months ended August 31, 2025 mainly reflected net income of $327.3 million and a net decrease in receivables of $7.2 million, partly offset by a net increase in inventories of $330.0 million and a net decrease in accounts payable, accrued expenses and other liabilities of $63.8 million. In the nine months ended August 31, 2024, our net cash provided by operating activities primarily reflected net income of $464.4 million and a net decrease in receivables of $6.2 million, partly offset by a net increase in inventories of $504.4 million and a net decrease in accounts payable, accrued expenses and other liabilities of $14.4 million.
Investing Activities. In the nine months ended August 31, 2025, our net cash used in investing activities reflected $34.6 million used for net purchases of property and equipment and $10.6 million for contributions to unconsolidated joint ventures, partially offset by a $3.0 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2024, the net cash used in investing activities included $29.2 million for net purchases of property and equipment and $12.6 million for contributions to unconsolidated joint ventures, partly offset by a $2.0 million return of investments in unconsolidated joint ventures and $1.7 million of proceeds from the sale of a privately held technology company in which we had an ownership interest.
Financing Activities. In the nine months ended August 31, 2025, cash was used for stock repurchases of $438.5 million, dividend payments on our common stock of $52.8 million, and tax payments associated with stock-based compensation awards of $15.9 million. The cash used was partly offset by $250.0 million of net borrowings under the Credit Facility and $.7 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2024, our uses of cash included stock repurchases of $250.0 million, dividend payments on our common stock of $53.5 million, tax payments associated with stock-based compensation awards of $16.5 million, and payments on mortgages and land contracts due to land sellers and other loans of $2.8 million. The cash used was partially offset by $9.3 million of issuances of common stock under employee stock plans.
Dividends. In the 2025 and 2024 third quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during the nine months ended August 31, 2025 and 2024 totaled $.75 and $.70 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 first nine months, we repurchased 7.8 million shares of our common stock at a total cost of $438.5 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2025, there was $261.5 million of remaining availability under this share repurchase authorization.
As of the date of this report, and as stated above, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the 2025 fourth quarter, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of August 31, 2025, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $250.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	August 31, 2025	November 30, 2024
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$274,523	$543,233
Inventories	5,240,220	4,981,097
Amounts due from Non-Guarantor Subsidiaries	520,833	500,321
Total assets	6,672,704	6,657,479

Liabilities and Stockholders’ Equity
Notes payable	$1,943,582	$1,691,679
Amounts due to Non-Guarantor Subsidiaries	420,888	382,356
Total liabilities	3,133,492	2,928,169
Stockholders’ equity	3,539,212	3,729,310

Summarized Statement of Operations Data (in thousands)	Nine Months Ended August 31, 2025
Revenues	$4,107,293
Construction and land costs	(3,291,449)
Selling, general and administrative expenses	(446,500)
Interest income from Non-Guarantor Subsidiaries	25,865
Pretax income	399,679
Net income	307,879
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We continue to view the long-term outlook for the housing market favorably, based on demographic trends and the continued undersupply of homes. While market conditions were softer in the first three quarters of 2025 relative to the corresponding year-earlier periods, demand stabilized in the third quarter, which was sustained as the quarter progressed along with a moderation in mortgage interest rates. Looking ahead to the fourth quarter, we expect ongoing affordability concerns and cautious consumer sentiment to continue to temper housing demand. At the same time, we are encouraged by the moderation in mortgage interest rates in the third quarter and believe that continued moderation, if it occurs, should support greater demand for homeownership by improving affordability.
Reflecting the prevailing environment, despite a steady level of traffic in our communities, we experienced year-over-year decreases in our 2025 third quarter net orders of 4%, ending backlog of 24% and ending backlog value of 32%. The value of our net orders for the 2025 third quarter was down 15% year over year driven by the decline in net orders and an 11% decrease in their average selling price to $445,600, largely due to price reductions we implemented beginning in mid-February 2025 as part of our strategic focus on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach. We expect these price reductions to moderate our overall average selling price and housing gross profit margin on homes delivered for the 2025 fourth quarter.
In navigating the current environment, we intend to remain nimble, balancing pace and price at the community level to optimize our assets for the highest possible returns. In executing on this approach in the fourth quarter, which is a seasonally inelastic demand period in which other builders have typically pursued aggressive, incentive-oriented sales strategies, we plan to focus on generating net orders that maximize margins, returns and cash flow over volume. We will also emphasize our Built to Order homes while continuing to sell through our inventory. Our Built to Order homes are our core competency, a key competitive differentiator, and, particularly with the significant reduction in our build times since 2024, an appealing proposition to buyers.
In the 2025 fourth quarter, we expect to continue to invest in and develop land positions within attractive submarkets and acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities. However, given our existing land pipeline, since the 2025 second quarter, we have been scaling back our investments in land and land development to align with current conditions. As a result, we anticipate a year-over-year decrease in our land-related investments in the 2025 fourth quarter. Additionally, we intend to continue to prioritize capital efficiency, developing lots where possible in smaller phases and balancing development with our starts pace to manage our inventory of finished lots.
At the same time, and consistent with our balanced approach to capital allocation, we plan to continue returning capital to our stockholders, primarily through additional share repurchases. As of August 31, 2025, we had $261.5 million of remaining availability under our current board of directors share repurchase authorization. This provides us the opportunity to repurchase our common stock in the 2025 fourth quarter, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions. Subject to these factors, we expect to repurchase between $50.0 million and $150.0 million of our common stock in our 2025 fourth quarter, and to continue repurchases in our 2026 fiscal year.
Considering the foregoing, we have revised our projections for 2025 that were made in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2025. Our present outlook for the 2025 fourth quarter and the 2025 full year as to certain metrics is as follows:
2025 Fourth Quarter
•We expect to generate housing revenues in the range of $1.60 billion to $1.70 billion, compared to $1.99 billion for the corresponding 2024 period, and anticipate our average selling price to be between $465,000 and $475,000, compared to $501,000 in the year-earlier period.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 8.5% to 8.9%, assuming no inventory-related charges, compared to 11.5% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 18.0% to 18.4%, assuming no inventory-related charges, compared to 20.9% for the corresponding 2024 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.3% to 9.7%, compared to 9.4% for the 2024 fourth quarter.
•We expect our effective tax rate will be approximately 23.0%, compared to 23.1% for the year-earlier quarter.
2025 Full Year
•We expect our housing revenues to be in the range of $6.10 billion to $6.20 billion, compared to $6.90 billion for 2024.
•We expect our average selling price will be approximately $483,000, compared to $486,900 for 2024.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 8.9%, assuming no inventory-related charges, compared to 11.1% for 2024.
•We expect our housing gross profit margin to be in the range of 19.2% to 19.3%, assuming no inventory-related charges, compared to 21.1% for 2024.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.2% to 10.3%, compared to 10.0% for 2024.
•We expect our effective tax rate will be approximately 23.0%, essentially the same as 2024.
•We expect our ending community count to be approximately 260, compared to 258 for 2024.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). This includes U.S. trade policy and recently implemented and proposed tariffs, and other countries’ countervailing measures, on raw building materials, such as steel, lumber, drywall and concrete, and/or finished products. Though certain tariffs and countervailing measures instituted in 2025 have influenced pricing in adjacent sectors, we have not experienced significant cost increases or raw material/finished product availability constraints as of the date of this filing. However, if the U.S. or foreign governments take actions that cause tariff-related cost or availability pressures to escalate or expand, we could experience significant construction cost increases and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Additionally, while the Federal Reserve reduced interest rates in September 2025, and may lower rates further in 2025 or later periods, we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes, will positively affect demand or our business, results of operations or consolidated financial statements. The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the three months and nine months ended August 31, 2025, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.

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
•our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California, and the costs and margin impact we incur from any incentives or concessions we may provide to buyers to do so;

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2024, other than our $250.0 million of cash borrowings outstanding under the Credit Facility as of August 31, 2025. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2024.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2025.
There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended August 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
June 1-30	—	$—	$—	$450,000
July 1-31	2,135,092	56.20	119,999	330,001
August 1-31	1,164,407	58.79	68,461	261,540
Total	3,299,499	$57.12	$188,460
(a)    On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2024, there was $700.0 million of remaining availability under this share repurchase authorization. In the 2025 third quarter, we repurchased 3,299,499 shares of our common stock on the open market pursuant to this authorization at a total cost of $188.5 million. As of August 31, 2025, we were authorized to repurchase up to $261.5 million of our outstanding common stock.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended August 31, 2025.

Item 6.Exhibits

Exhibits

10.28	Amended and Restated KB Home 2014 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2025).

10.29	Amended and Restated KB Home 2014 Equity Incentive Plan Restricted Stock Award Agreement (2025).

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2024 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	October 9, 2025	By:	/s/ ROBERT R. DILLARD
Robert R. Dillard Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 9, 2025	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)