Form 10-K
period 2025-11-30
KB HOME
filed 2026-01-23
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2025 was $3,510,028,491, excluding 6,387,293 shares held in treasury.
There were 63,173,611 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2025.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (incorporated into Part III).
KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2025

PART I
Item 1.BUSINESS
General
KB Home is one of the largest and most trusted homebuilders in the U.S.  We have been building homes for nearly 70 years, with over 700,000 homes built since our founding in 1957.  We build a variety of new homes, including attached and detached single-family residential homes, townhomes and condominiums, designed primarily for first-time and first move-up, as well as second move-up and active adult, homebuyers.  We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects.  Our homebuilding operations represent the majority of our business, accounting for
99.6% of our total revenues in 2025.  Our financial services operations, which accounted for the remaining .4% of our total revenues in 2025, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets.  Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans,
LLC (“KBHS”), an unconsolidated joint venture between us and a third party.
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
The following charts present homebuilding revenues, net income and diluted earnings per share for the years ended
November 30, 2021, 2023 and 2025, and book value per share as of November 30, 2021, 2023 and 2025:

Homebuilding Revenues
($ in millions)
$7,500
$7,000
$6,500
$6,000
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$5,705.0
$6,381.1
$6,211.9
2021
2023
2025

Net Income
($ in millions)
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$564.7
$590.2
$428.8
2021
2023
2025

Diluted Earnings Per Share
$9.75
$9.00
$8.25
$7.50
$6.75
$6.00
$5.25
$4.50
$3.75
$3.00
$2.25
$6.01
$7.03
$6.15
2021
2023
2025

Book Value Per Share
$61.75
$50.22
$34.23
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
2021
2023
2025

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
In 2025, we announced our reentry into the Atlanta, Georgia market.  However, as of November 30, 2025, we had not acquired land or commenced selling homes in that market.
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
•Land.  We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets identified by our market research.  We typically focus on metropolitan areas with favorable long-term economic and population growth prospects, and target land parcels that meet our investment return standards.  We focus on investments that provide a one- to three-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 250 lots in size.  Our land investment is sensitive to and will shift with local or national housing market environments or broader economic conditions, generally increasing when we are experiencing or expecting strong growth and decreasing when we are experiencing or expecting slower growth.  We leverage the relationships we have with landowners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.
•Products.  We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level, with the goal of being attainable for the largest demand segments. Additionally, since mid-February 2025, we have implemented a simplified sales strategy focused on providing a straightforward, transparent base price, with limited, if any, concessions or incentives, that is intended to offer to our customers a compelling value competitive with area resale home prices. Moreover, unlike the constraints inherent with resale homes, and new homes offered by certain other builders, our Built to Order approach provides our customers with the opportunity to select their lot location within a community, floor plan, elevation and structural options, each of which may be at a premium added to a home’s selling price, and to personalize their homes beyond our base offerings by adding numerous design options available in our
KB Home Design Studios.  Our design studios, generally centrally located within our served markets, are a key component of our Built to Order process, with the mix of included features and design options we offer at each studio primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.”
We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as cost-effective as possible to construct.  To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets, which it periodically updates to incorporate value-
engineering enhancements, regulatory requirements and/or evolving consumer tastes.  Our library of standardized plans, which we have streamlined to focus on those most frequently selected by our customers, facilitates our ability to shift with local demand, which may include adding smaller square footage homes at communities to offer more affordable choices to buyers, and/or project site attributes, such as the size and location of developable lots.  This library also enables us to better understand in advance the cost to build our products and to compare and implement best land development and home construction practices across divisions and communities.  We also incorporate energy-efficient and water-saving features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment.
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
There have been and may in future periods be circumstances where we deviate from certain of the above principles, such as starting construction on a certain number of homes in a community before corresponding sales contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues.  Historically, 60% to 70% of our homes delivered are Built to Order, with the remainder consisting of homes started without a corresponding buyer and partially constructed homes where the initial buyer cancelled their home sales contract with us.  In 2025, around 55% of our homes delivered were Built to Order, largely reflecting strategies we adopted during the 2020-2024 period to navigate supply chain disruptions that substantially lengthened our average build time and hindered our even-flow home production process, and market dynamics in areas with then-low resale home inventory.  In 2026, with a more normalized supply chain and meaningful improvement in our average build times since the 2023 second quarter, we intend to bring our mix of homes delivered closer to our historical average.  We may also acquire land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards.
Asset Efficiency.  In implementing our KB Edge business strategy, a key focus is on enhancing asset efficiency.  We do this by calibrating home sales rates and selling prices at each of our communities to improve profitability; focusing on controlling direct construction costs; increasing inventory turns to the extent practical; balancing pace, price and construction starts at each community to optimize even-flow production and our return on each inventory asset within its market context; structuring land acquisitions to minimize upfront costs where possible, as discussed below under “Community Development and Land
Inventory Management”; and deploying excess cash flow from operations to help fuel revenue growth or reduce debt, among other steps.
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
We also cultivate and leverage close supplier and business partner relationships to integrate into, or offer with, our products architectural elements, building materials, construction techniques, structural and non-structural systems, and components and devices that are aligned with the preferences identified in our surveys and other data sources.
•Offer customers choice and control.  From our synthesis of the foregoing consumer research and related activities, we give our homebuyers a wide array of choices to craft the new home that fits their particular lifestyle and priorities, including their homesite, floor plan, elevation and structural options.  Our homebuyers can visit our KB Home Design
Studios, where they get both advice and the opportunity to select from a broad range of included features and design options that will help personalize their home.  When customers build a new home with us, they also enjoy choosing exactly what they want and paying only for what matters most to them.  This helps to meet homebuyers’ priorities at price points attainable to them.
•Create collaborative customer relationships.  In our view, we are not just selling a house.  We are in the business of delivering an exceptional, personalized experience that enables our customers to achieve perhaps the most meaningful purchase they will ever make and an important landmark in their life’s journey — their own home.  From this perspective, we strive to form close relationships with our homebuyers.  We endeavor to learn key details about what they want, their top priorities today and where they see themselves in the future, so we can co-create a home for their day-to-day lives.  We support each person or family, whether it is their first time or they have already been homeowners, with a dedicated community team of sales counselors, design consultants, construction superintendents, customer service representatives, KBHS loan officers (for buyers who elect to use KBHS to finance their home purchase) and other personnel.  This team is available to guide each homebuyer through each major step of the design, construction and closing of their KB home and aims to make the process as easy and straightforward as possible.
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
We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction.  We are proud of the high levels of satisfaction our homebuyers have reported to us and outside survey firms.  In 2025, we continued to be one of the top-ranked national homebuilders for customer satisfaction on a leading independent homebuilding review site, which we believe reflects the effective dedication we have to our homebuyers.
Promotional Marketing Strategy.  To emphasize the distinct combination of partnership, personalization, innovative design, sustainability and affordability we offer to our homebuyers, as well as the importance we place on customer satisfaction, we have centered our external brand identity and messaging around Built on Relationships®.  Built on
Relationships also encapsulates the importance of customer, as discussed above, and other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business.  The key components we highlight as part of our brand identity include:
•Partnership. Our dedicated team of sales counselors, design consultants, construction superintendents and customer service representatives, as well as KBHS loan officers, work closely with our customers throughout the homebuying process.
•Personalization. We give our homebuyers the ability to personalize their new home from floor plans to exterior styles, and from design choices to where they live in the community.  Additionally, at our KB Home Design Studios, our homebuyers have the opportunity to select from a broad range of included features and design options.
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
•Affordability. We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level.  In addition, in many of our communities, we can readily introduce smaller square footage floor plans to enable more customers to select and design a personalized home within their budget.  Our energy- and water-efficient homes can provide long-
term significant savings on utility bills, compared to typical resale homes and new homes without such features.
We typically sell our homes through salaried and/or commissioned sales associate employees from sales offices located in or adjacent to furnished model homes in each community, or through outside brokers.  We also use electronic sales capabilities and technology to give our customers a variety of convenient ways to shop for and purchase a new KB home, including, among other things:
•Offering virtual 360° home tours and online photo galleries for prospective homebuyers;
•Providing access to interactive floor plans and homesite maps for their desired community, as well as the ability to reserve a favorite homesite and floorplan;
•Conducting virtual appointments and tours of the model homes and design studios;
•Offering online tools, such as the MyKB digital portal and KB Home app, to guide buyers through the homebuying journey from shopping to construction and ownership; and
•Presenting homebuyers with the ability to virtually see and walk through their home at various points during its construction and prior to closing.
We market our homes to prospective homebuyers and real estate brokers through a variety of media, and use data analytics to target our advertising and measure its effectiveness and efficiency in terms of generating leads and orders.  In recent years and in response to the large number of millennial and Generation Z homebuyers, we have increased our emphasis on digital marketing, through search engine marketing, online real estate listing platforms, display ads, email, social media, our website and other evolving communication technologies.  We also use print media and advertising, and billboards in our served markets.

Homebuyer Profile.  Our product portfolio for customers ranges from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities and higher average selling prices that generally attract a first or second move-up homebuyer.  We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over.  For more than a decade, first-time and first move-up homebuyers have accounted for an average of over 75% of our annual deliveries.  The following charts present our overall buyer profile and the percentage of homes delivered to first-time homebuyers within each homebuilding reporting segment for the year ended November 30, 2025:
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
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business.  Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years.  In 2026, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards.  We may periodically sell certain land interests or monetize land previously held for future development to strategically balance our land portfolio in line with local or national market environments or for other reasons.  We may also decide not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction, and delivery of completed homes to homebuyers.  Historically, our community development process has typically ranged from 10 to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments.  The development process in our
West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California.  Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.

Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 125 lots per product line, with lots ranging in size from 1,800 to 10,000 square feet.  In our communities, we typically offer four to 10 home design choices.  We generally build one to three model homes at each community so that prospective homebuyers can preview the various products available.  Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits.  Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
Land Acquisition and Land Development.  We continuously evaluate land acquisition opportunities against our investment return standards, while balancing competing needs for financial strength, liquidity and land inventory for future growth.  For example, in 2025, after opportunistically purchasing two sizable land parcels in the first quarter, we scaled back our investments over the balance of the year in alignment with our growth projections amid softer market conditions.  When we acquire land, we generally focus on parcels with lots that are entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished.  However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land.  We may also invest in land that requires us to repurpose and re-entitle the property for residential use, such as urban in-fill developments.  We expect that the overall balance of undeveloped, unentitled, entitled, partially finished and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future if and as the availability of reasonably priced land with finished or partially finished lots diminishes.
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
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2025 and 2024:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2025	2024	2025	2024	2025	2024	2025	2024
West Coast	1,713	2,286	10,400	10,794	8,637	10,876	20,750	23,956
Southwest	630	1,303	6,255	4,078	4,257	7,736	11,142	13,117
Central	1,254	1,575	9,501	9,866	9,859	9,615	20,614	21,056
Southeast	1,158	1,360	6,226	7,600	4,722	9,614	12,106	18,574
Total	4,755	6,524	32,382	32,338	27,475	37,841	64,612	76,703
(a)Land under option as of November 30, 2025 and 2024 includes 7,715 and 18,923 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.
The number of lots we owned or controlled under land option contracts or other similar contracts as of November 30, 2025 decreased 16% from November 30, 2024, largely reflecting homes delivered and our abandonment of 24,596 previously controlled lots that no longer met our underwriting criteria, partly offset by newly optioned lots during 2025.

The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of
November 30, 2025:

Inventory Lots
West Coast 32%
Southwest 17%
Southeast 19%
Central 32%

Home Construction and Deliveries.  Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale.  As discussed above under “Business
Strategy,” we generally commence construction of a home after we have a signed sales contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home.  Other than model homes, our inventories typically do not consist of a significant number of completed unsold homes.  However, at the end of 2025, we carried a higher number of completed unsold homes largely reflecting strategies we had adopted in 2020-2024 to navigate supply chain disruptions and market dynamics.  In 2026, with a more normalized supply chain and meaningful improvement in our average build times, and our emphasis on increasing the proportion of Built to Order sales and homes delivered, our completed unsold inventory is expected to decrease compared to 2025 levels.  In addition, cancellations of home sales contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having some unsold completed or partially completed homes in our inventory.
Our typical timeframe from home sale to delivery has historically ranged from six to seven months, with an average build time of four to five months from construction start to home completion.  We may encounter circumstances beyond our control, such as supply chain disruptions, as further described below under Item 1A – Risk Factors, which could substantially lengthen our average build time and hinder our even-flow production process.  We made meaningful sequential improvements since the
2023 second quarter, and by the end of the 2025 fourth quarter our build time had returned to our historical average.
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
Backlog
Our “backlog” consists of homes that are under a sales contract but have not yet been delivered to a homebuyer.  Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less home sales contract cancellations) generated during the current period minus the number of homes delivered during the current period.  Our backlog at any given time will be affected by cancellations, homes delivered, build times, and our community count.  Backlog value represents potential future housing revenues from homes in backlog.  Our cancellation rates and the factors affecting such rates are further discussed below under both Item 1A – Risk Factors and Item 7 – Management’s
Discussion and Analysis of Financial Condition and Results of Operations in this report.
The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of
November 30, 2024 and 2025:

Ending Backlog - Homes
West Coast
Southwest
Central
Southeast
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
4,434
956
1,133
1,134
1,211
3,128
848
872
467
941
2024
2025

Ending Backlog - Value
($ in millions)
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,242.9
$400.1
$436.1
$532.4
$874.3
$1,403.4
$314.4
$294.9
$220.5
$573.6
2024
2025

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
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires, hurricanes, flooding or other natural disasters, there can be craft and skilled trade shortages that limit independent contractors’ ability to supply construction services, which in turn tends to drive up our costs and/or extend our production schedules.  Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, can increase the time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, lumber, drywall and concrete, or finished products.  We expect these upward cost trends may continue in 2026, particularly if and as there is greater competition for these resources across a disrupted global supply chain.
Seasonality.  Our performance is affected by seasonal demand trends for housing.  Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months
(corresponding to most of our second quarter and part of our third quarter) than at other times of the year.  This “selling season”

demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter).  The seasonal nature of our business may also cause significant variations in our working capital requirements and liquidity.  Accordingly, our quarterly results of operations and financial position at the end of any given quarter are not necessarily indicative of results for the corresponding full year.
We can provide no assurance whether or to what extent typical seasonal performance trends will occur in 2026, or at all.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2025	24%	30%	25%	21%
2024	25%	30%	24%	21%
2023	19%	36%	28%	17%

Homes Delivered
2025	22%	24%	26%	28%
2024	21%	25%	26%	28%
2023	21%	28%	25%	26%

Housing Revenues
2025	22%	25%	26%	27%
2024	21%	25%	25%	29%
2023	22%	27%	25%	26%

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
Human Capital
Our Culture.  We focus on attracting, developing, and retaining the highest quality employees, with particular emphasis on the leaders of our local divisions who oversee operations in various markets and collaborate with a wide array of stakeholders.
We strive to cultivate a workplace that offers fulfilling individual roles and opportunities for career advancement and professional growth.
At November 30, 2025 and 2024, we had approximately 2,118 and 2,384 full-time employees, respectively.  None of our employees are represented by a collective bargaining agreement.  At the close of our 2025 fiscal year, our division and regional presidents had served an average of over 11 years, while local land leaders managing land acquisition, entitlement, and development had an average tenure of more than eight years.  Our senior corporate executives, responsible for setting company-
wide strategy, maintained an average tenure of approximately 19 years.  Additional information about the tenure of our leadership team is provided in the chart below.  The considerable experience within our leadership team has contributed to a strong organizational culture at all levels.
In 2025, our employee turnover was 18%, comprising 16% voluntary departures and 2% involuntary separations.  For fiscal year 2024, turnover reached 18%, with 15% attributed to voluntary exits and 3% to involuntary separations.  We consider these turnover rates, which exclude reductions in force, to be appropriate given prevailing industry standards and market trends.
Compensation and Benefits.  We provide competitive compensation and benefits packages that are designed to reward and retain our team members as well as support our short-term and long-term business goals.  Components of the packages include:
•Medical, dental, vision care, life and disability insurance;
•401(k) Savings Plan with a company match;
•Tuition reimbursement;
•Employee home purchase discounts; and
•A selection of voluntary benefits designed to meet individual preferences and needs.
The benefits packages we offer are shaped by recommendations from nationally recognized compensation and benefits consultants we retain to provide objective assessments and benchmark our programs against those of peer companies and organizations of similar scale.
Promoting High Ethical Standards.  We aim to reach our business objectives by operating with integrity and following high ethical standards.  All employees must complete a training course on our Ethics Policy upon hire and annually thereafter, and confirm they will adhere to its guidelines.  An internal ethics committee composed of senior corporate and operational leaders oversees the Ethics Policy and reviews related matters.  We provide an independently managed hotline and reporting website that allow employees and third parties to anonymously report any ethics-related issues.
Talent Acquisition and Development.  We are committed both to developing the potential of our team members and to fostering their professional growth.  We support this objective through targeted talent development programs, such as the training investments described below, that have enabled us to promote from within for a variety of leadership roles across our organization.  At the same time, our recruitment approach aims to attract exceptional candidates who can contribute to our business growth.  Beyond seeking experienced individuals from the homebuilding field, we have implemented multiple initiatives that enhance our talent pipeline.  These include forging partnerships with academic institutions, which assist us in sourcing and hiring outstanding interns and entry-level professionals.  We have also prioritized recruiting veterans and we are a founding supporter of the Building Talent Foundation, established by the Leading Builders of America, to help address the significant and ongoing shortage of skilled workers in the homebuilding sector.

Training and Career Development.  In order to promote the professional growth of our employees and to help ensure the consistent execution of our business strategy — particularly our commitment to customer-centricity — we provide training opportunities specifically tailored to the roles and career stages of our employees.  We maintain KBU, a specialized online learning platform that delivers a wide array of written, audio-visual, and interactive training resources, covering both company-
wide policies and discipline-specific topics.  This resource offers a collection of around 2,900 self-paced courses and live virtual sessions led by instructors, catering to employees at every level, and includes coverage of approximately 360 subjects related to leadership and management.  Throughout 2025, our workforce collectively completed 31,451 courses, averaging about 11 courses per employee.  Additionally, those in supervisory and managerial roles participate in training designed to help them support the growth of the individuals on their teams.  To identify and advance top talent, we conduct an annual review of our workforce and succession plans.  This evaluation focuses on identifying high-achieving and high-potential team members from a variety of backgrounds and experiences for progression into field and corporate leadership positions.  The management development and compensation committee, which is part of our board of directors and consists of members with expertise in human capital management, talent development and executive compensation across different business models, oversees this process.
Inclusion.  Our employment practices are designed to create a welcoming environment and encourage the advancement of all individuals who join our team.  We strictly prohibit discrimination on grounds such as race, color, religion, national origin, ancestry, family status, age, veteran status, physical or mental disabilities, medical conditions, gender, gender identity, sexual orientation, marital status, or any other status protected by law.  As detailed in our Human Rights Standards, our organization is dedicated to cultivating a workplace where every employee is treated with dignity and fairness.  We also provide career development and progression opportunities determined by merit, giving each person the ability to succeed and flourish based on their unique skills and achievements.  As of November 30, 2025, females accounted for 44% of our workforce and 35% of managerial employees.  Furthermore, individuals from ethnic or racial minority groups represented 36% of our workforce and
22% of our managerial population.
Employee Safety and Wellness. We strive to foster a secure and encouraging workplace for our employees and trade partners, as outlined in the “Safety and Community Investment Initiatives” section of this report.  In prioritizing the well-being of our team, we have implemented a variety of initiatives beyond the benefits packages previously mentioned, including a comprehensive wellness program focused on promoting the physical and mental health of our workforce, available to all staff members regardless of their location or working hours.  The program includes monthly interactive webinars that address diverse topics related to overall health, such as balanced nutrition, mental resilience, fitness, and preventive healthcare.  Through these offerings, we aim to empower employees to maintain healthier lifestyles, fostering greater job satisfaction and productivity.
Our ongoing efforts to improve and broaden these initiatives are designed to cultivate a positive and supportive workplace for the benefit of both our people and the organization.
Sustainability Principles and Practices
Since beginning our sustainability focus over two decades ago, we have made a dedicated effort to be an industry leader in this area.  We seek to integrate sustainable features, products and design elements into our homes in ways that maintain their affordability to our core customer segments and, as noted above under “Business Strategy,” help to lower long-term homeownership costs.  We believe our initiatives provide tangible benefits for our customers, our operations and the environment, and distinctly differentiate us from other builders of new homes and from resale homes.
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
Energy Efficiency and Water Conservation Leadership.  Our sustainability program has primarily focused on progressively enhancing the energy efficiency and water-saving capability of our homes to help minimize their impact on the environment from day-to-day use.  These priorities reflect that most of the energy consumption during a home’s life occurs after it is delivered to a customer, and that we operate in some of the most water-challenged regions of the country.
To guide our efforts in these key areas, we have set increasingly higher energy efficiency and water conservation goals based on the rigorous, well-respected and widely recognized standards established under the U.S. Environmental Protection

Agency’s (“EPA”) voluntary ENERGY STAR® and WaterSense® programs, which seek to help businesses and consumers save money and conserve natural resources by using labeled products and certain practices that are energy- or water-efficient, respectively.  Milestones we have achieved under these programs include the following:
•In 2008, we became the first national homebuilder to make a broad commitment to building ENERGY STAR certified homes, which, according to the EPA, achieve on average up to a 20% energy-efficiency improvement compared to new homes built to local code, and even more compared to resale homes without certification.
◦The EPA estimated as of 2024 that each certified home produces approximately 3,287 pounds (1.5 metric tons)
per year less GHG emissions than a typical new home.
◦Based on our energy use analysis, our homes currently save our homeowners an estimated average of over $1,400 annually on utility bills compared to typical resale homes.
•In 2025, the cumulative number of ENERGY STAR certified new homes we have built totaled over 217,000, more than any other builder in the nation.
◦In 2005, we built our first solar home, and in 2011, we introduced our first all-solar community.
◦In 2025, all our homes built in California were solar homes.  As of November 30, 2025, most of our model homes and sales offices in California were powered by solar energy.  We are also building all-electric homes in many areas across the country per local requirements and conditions.
•In 2008, we were the first national homebuilder to join the WaterSense program, and in 2009, we made a commitment to using WaterSense labeled products in our homes.
•In 2021, we were the first national homebuilder to implement the WaterSense Labeled Homes Program, Version 2, under which homes are to be at least 30% more water efficient than a typical new home.  In July 2022, we committed to building WaterSense labeled homes in all our future Arizona, California and Nevada communities.
•To date, we have built approximately 30,000 WaterSense labeled and Southern Nevada Water Authority Water Smart homes, which we believe is more than any other homebuilder, and installed over 1.3 million WaterSense labeled fixtures, collectively helping to save an estimated 2.2 billion gallons of water per year based on calculations derived from WaterSense program and supplier data.
In 2025, the EPA outlined plans to phase out the ENERGY STAR program as a federally supported initiative, with the fiscal year 2026 federal budget allocating no funding for its continuation, and to revise the WaterSense labeling criteria for fixtures.  These decisions, along with a broader agency restructuring, have made the long-term future of these programs uncertain.  While the programs remain operational at this time, we are monitoring developments, including evolving federal, state and local regulations and consumer expectations, and evaluating alternative energy and water efficiency programs and standards.  Presently, we have no plans to materially change the high efficiency performance of our new homes built in 2026.
Indoor Environments.  Our sustainability program portfolio includes incorporating features that are aimed at enhancing our homes’ indoor environment with air-sealing designs and high-performance ventilation systems and low- or zero-VOC products.
Our homes also feature door hardware with antimicrobial protection that helps reduce the spread of bacteria and germs.
Awards and Recognition.  We have been recognized with major national awards for our consistent leadership and commitment, including:
•Newsweek’s 2026 list of America’s Most Responsible Companies – We were once again named by Newsweek as one of America’s most responsible companies, the highest-ranked national builder and the only one to make this distinguished list six years in a row.  This recognition is based on our industry-leading environmental and social practices;
•Time Magazine’s 2025 list of World’s Best Companies – We were the only national homebuilder to make this list.
The recognition is based on a comprehensive analysis conducted to identify the top-performing companies around the globe and is based on evaluation criteria of employee satisfaction, revenue growth and sustainability;
•Time Magazine’s 2025 list of America’s Best Midsize Companies – We have been the only national homebuilder to receive this distinction every year since its inception, which is based on more than 15 different criteria, including employee satisfaction, revenue growth and sustainability transparency;

•USA Today’s 2025 list of America’s Climate Leaders – We were the highest-ranked homebuilder in consideration of, among other things, our annualized reductions in emission intensity and carbon disclosure rating; and
•In 2025, we were recognized by AvidCXTM, a trusted platform of homebuyer experience insights, with an unprecedented 18 division-level AvidCX awards, including the prestigious 2025 AvidCX Cup, based on customer surveys taken during the first year of homeownership.  We also received an impressive 108 AvidCX Service awards honoring our team members in sales, design, construction, mortgage and customer care as being in the top 5%
nationally in customer satisfaction.
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
In March 2025, we introduced the nation’s first new-home community that meets the home- and neighborhood-level wildfire resilience standards developed by the Insurance Institute for Business and Home Safety (“IBHS”), an independent nonprofit research organization.  Utilizing fire-resistant building materials, methods and features based on IBHS research, this community is designed to IBHS’ highest level of protection against direct flame contact, radiant heat and embers, which helps to meaningfully reduce the likelihood of wildfire spread.  Each home in the community is built to the Wildfire Prepared Home
Plus standard and receives a designation certifying that it has met IBHS’ most stringent requirements for homesite-level fire mitigation.  We intend to selectively expand our application of IBHS’ standards to other new-home communities in 2026 and beyond.
Our commitment to the communities we serve is not solely about the homes we build, as we strive to also make wider community contributions that intersect with the nature of our business.  Our KB Cares philanthropic program helps to build strong social ties by, among other things, providing our employees with an opportunity to give back to the areas in which we operate through efforts ranging from assisting people in challenging circumstances to educating the next generation.  KB Cares has four key focus areas: shelter, community, sustainability/environment and construction skills/employment.  We have partnered with local nonprofits and community organizations to contribute to the long-term social fabric of the areas in which we build, including Jared Allen’s Homes for Wounded Warriors, which raises money to build or modify homes for injured military veterans; Sackcloth & Ashes, which donates a blanket to a local homeless shelter for every blanket we purchase as a housewarming gift for our new homeowners; and Sleep in Heavenly Peace, for which our employees and various trade partners help build and deliver handmade, fully furnished beds to children in need.  Since 2023, we have partnered with the National
Forest Foundation to support its mission to replenish and preserve national forests by replanting thousands of acres of habitat nationwide and protect the future of national forests.  In addition, as noted above under “Human Capital,” we are also one of the founding partners of the Building Talent Foundation, whose mission is to advance the education, training and career progression of young people and people from underrepresented groups as skilled technical workers and business owners in residential construction.
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
•The average tenure of our board members is approximately eight years, with five of the directors on the Board having joined since
2020, promoting its refreshment.

•Boards should develop management incentive structures that are aligned with the long-term strategy of the company.
•We take stockholder feedback into account in our executive
compensation program, as discussed in our 2026 Proxy Statement.
•Management compensation is designed to encourage the achievement of our long-term strategic goals.
•All unvested employee equity awards made since 2017 require double-trigger vesting in a change in control.

More information concerning our corporate governance can be found in our Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”).
Government Regulations and Environmental Matters
Our operations are subject to myriad legal and regulatory requirements concerning land development (including governmental permits, taxes, assessments and fees), the homebuilding process, employment conditions and worksite health and safety.  These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay or prohibit project development or home sales, and/or make these activities more costly.  The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.  A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated.  However, environmental costs and accruals were not material to our operations, cash flows or financial position in 2025, 2024 or 2023.
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
•Soft or negative economic or housing market conditions.  Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including slow or negative economic growth, or growth concentrated in a few business sectors outside of housing; sustained elevated mortgage interest rates and inflation; high consumer debt levels; and other macroeconomic and geopolitical concerns, such as the military conflict in Ukraine, lingering economic and financial market impacts from the prolonged shutdown of the federal government’s operations in October and November 2025, which may be compounded if Congress cannot agree on, or the President does not approve, a budget to fully fund the government beyond January 30, 2026, as well as the delay or cancellation of federal funding to certain states, particularly California.  Among other impacts, a severe or sustained economic contraction may negatively impact housing demand, exacerbate ongoing housing affordability challenges, decrease traffic at our communities and/or trigger a rise in home sales contract cancellations, resulting in fewer net orders as compared to corresponding year-earlier periods.  In addition, these conditions, along with heightened competition from other homebuilders and sellers and landlords of existing homes, as discussed below, may lead us to reduce our home selling prices or offer other concessions (such as mortgage interest rate buydowns) to attract or retain buyers.  Since mid-February 2025, we have focused on delivering the most compelling value to our buyers through pricing transparency and a simplified sales approach to help stimulate demand.  We both reduced selling prices relative to applicable market conditions and lowered or eliminated other homebuyer concessions.  While we believe this approach drove higher traffic to our communities and stabilized demand after its implementation relative to the start of our 2025 fiscal year, an extended downturn in the U.S. housing market could result in an oversupply of new home and resale inventory and greater foreclosure activity, which would further impair our ability to sell homes at the same volume, prices and margins as in prior periods.  Additionally, we can offer no assurance that our current pricing strategy, and any changes we may implement thereto, including whether we offer or increase any concessions to homebuyers, will improve or sustain demand relative to 2025 levels or our expectations for 2026 and beyond.
•Reduced employment levels and job and wage growth.  While unemployment rates remained steady in 2024 and through the 2025 first half, the 2025 second half was marked by slower job and wage growth, as well as a gradual rise in the unemployment rate, which may be indicative of a cooling labor market.  An increase in unemployment levels, as well as buyers hesitating on making purchase decisions due to, among other things, tepid consumer confidence, may lead to an increase in loan delinquencies and foreclosures, more resale homes on the market and diminished demand for new homes, including our homes.  If it does, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders targeting a different buyer demographic.
•Lower population growth, household formations or other unfavorable demographic changes.  We continue to view the long-term outlook for the housing market favorably, based largely on demographic trends and the continued
undersupply of homes.  However, if there is less population growth or demographic trends are not as positive as we expect, potentially driven by, among other things, birth rate changes, economic factors or U.S. immigration policies, demand for new homes, including our homes, could be below the long-term forecasts in our business plans and/or result in our not achieving the same or better growth and financial performance in 2026 and beyond as we did in prior periods.
•Lack of available affordable housing.  Elevated mortgage loan interest rates in 2024 and 2025, and the extended undersupply of homes, among other factors, have strained housing affordability and raised demand for lower-priced homes.  In response, we introduced smaller floor plans and offer attached homes, townhomes, and condominiums, especially in our in-fill communities, to provide more affordable options.  However, continued affordability challenges, particularly among entry-level homebuyers who are our primary customers, may require us to lower selling prices or offer other concessions to generate net orders, potentially reducing our revenues and profit margins.
•Diminished consumer confidence, whether generally or as to purchasing a home.  Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability and home selling price perceptions (particularly in markets that experienced rapid home price appreciation), employment instability or otherwise.  Consumers may also decide not to search for a new home, or cancel their home sales contracts with us, due to economic or personal financial uncertainty.  The combination of elevated mortgage interest rates, several years of rising housing prices, volatility across financial markets, persistent inflation, including for essential consumer expenses (e.g., food, gasoline, electricity, trash, water), and various other macroeconomic and geopolitical concerns have weighed on consumer budgets and confidence throughout 2024 and 2025 and may continue to do so in 2026.  In addition, homeowners who purchased their home with a relatively low mortgage interest rate may be reluctant to move given the current higher interest rate levels.  With strained housing affordability, these conditions are expected to remain, and may worsen, in
2026, negatively impacting demand and potentially requiring us to lower selling prices or offer other concessions to stimulate net orders, adversely affecting our revenues and margins.
•Tightened availability or affordability of mortgage loans and homeowner insurance coverage.  Most of our buyers need a mortgage loan to purchase their home.  Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac).  While mortgage interest rates began to moderate in the 2025 second half, if mortgage interest rates increase and/or become more volatile, credit standards are tightened, appraisals for our homes are lowered or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing to be able to purchase a home from us.  Further, we cannot provide any assurance that any interest rate reduction(s) or other monetary policy changes will positively affect demand for homes or our results of operations.
Since 2022, insurance companies have discontinued, or significantly reduced, underwriting new homeowner insurance policies in areas that have experienced, or are thought to be at risk of experiencing, significant wildfires, hurricanes, flooding or other natural disasters, such as in California, Florida and certain Texas markets.  If potential homebuyers are unable to obtain affordable homeowner insurance coverage, a challenge which became more widespread in
California and Florida during 2024 and was exacerbated by wildfires and various significant weather events in 2025, they may not be able to or decide not to pursue purchasing a home or may cancel a home sales contract with us.

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
•Competition.  We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including single-family and other rental-housing operators. Relative to the
2021-2023 period, since mid-2024, the supply of resale properties available for sale has generally risen in our served markets, and there has been a higher supply of rental units in some of our served markets. This competitive environment may, among other things, cause us to reduce our home selling prices or offer other concessions to attract or retain buyers.  Additionally, unpredictable buyer demand since 2022 has amplified competitive pressures and is likely to remain a factor in 2026.
•Seasonality.  As discussed above under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters.  However, as was the case in recent years, this pattern may not continue in the future at all or to the same degree as in the past.
•Inflation.  Since 2021, product and labor costs and general inflation in the economy have increased and remained elevated compared to the prior decade.  In turn, we experienced rising land and construction costs, particularly for building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent.  These trends are expected to continue to an extent in 2026, though they may worsen compared to prior years.  Inflation has also tempered consumer demand for homes, disrupted credit and lending markets and may increase our financing costs, as borrowings, if any, under our new, larger unsecured revolving credit facility with various banks (“Credit Facility”) and our recently amended senior unsecured term loan with the lenders party thereto (“Term Loan”) typically accrue interest at a variable rate based on short-term Secured
Overnight Financing Rate (“SOFR”).  While we attempt to pass on increases in our costs through increased selling prices, including for design choices and options, market forces and buyer affordability constraints can limit our ability to do so.  If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
Supply Risks.  The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, optimize returns on each of our assets, and grow our business, if at all:
•Lack of available land; delayed community openings and home starts.  Securing sufficient developable land in our served markets, and, in some cases, in targeted submarkets that have relatively more favorable long-term economic and population growth prospects, that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale.  Land availability depends on several factors, including geographical/
topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land.  Reflecting housing market conditions, we and other homebuilders appreciably increased land investments in 2024 compared to 2023, which pressured both the availability and pricing of land.  In 2025, however, we measurably reduced our land acquisition spending from 2024 levels to align with prevailing market conditions.  While we began to see a more constructive land market as to terms and pricing at the beginning of the 2025 fourth quarter, we expect to continue to face competition for desirable land in our served markets in 2026 and beyond irrespective of whether we increase, decrease or maintain our current pace of land spend, which may limit our ability to profitably develop communities and sell homes on such land.  Even if we are successful in acquiring attractive land parcels, we cannot assure that we will be able to generate the returns from developing and selling homes on such parcels expected at the time of acquisition, or positive returns.

Timely development of the land we acquire is critical to achieving our net order, homes delivered and revenue objectives for a given period.  Our land development activities have been delayed by supply chain issues, as described below, slow governmental approval and/or utility activation processes, and other factors, including those outside of our control and similar delays will likely occur in future periods.  Beyond negatively affecting our community count, our failure to meet our anticipated community grand opening dates has caused, and may in the future cause us, to generate fewer net orders, including lost orders, and incur higher costs, including carrying costs, adversely impacting our margins and inventory turns.  Similarly, our failure to timely start and complete new homes in an open new home community has caused, and may in the future cause us, to incur higher costs and experience home sales contract cancellations, as well as impair our ability to realize the benefits of faster build times, as discussed below.
•Supply chain challenges.  Our business relies on a network of suppliers and trade partners to source materials and services to build homes.  In 2025, our supply chain faced cost pressures and constrained availability of several home construction items due to varying tariffs, duties, sanctions and/or trade restrictions the federal government and other countries (sometimes in retaliation) imposed on materials, parts and goods imported into the U.S., including steel, aluminum and lumber, and we experienced continued significant delays with respect to state and municipal construction permitting, inspections and utility processes.  In addition, shortages or rising prices of building materials have, and may in the future, ensue from manufacturing defects that result in building material recalls or the need to undertake prolonged on-site repairs or other remediation measures.
Such cost pressures, supply constraints, processing delays and, to a lesser degree, manufacturing defects have increased our input costs and reduced our revenues in certain reporting periods, and in some instances, led to home sales contract cancellations or lower customer satisfaction.  While we were able to keep our overall costs steady for
2025 through value engineering and other cost-saving measures, as well as negotiations with our suppliers, we expect these economic and trade-related trends will continue to create headwinds into 2026 that, along with general inflationary pressures, we may not be able to mitigate, negatively impacting our margins.  Additionally, while we have taken steps to engage with state and local officials and utilities, both public and private, to reduce processing delays, we can provide no assurance that the delays we experienced in 2025 will improve to any degree, if at all, in 2026 or beyond.
In an effort to accelerate our build times and the delivery of homes to our homebuyers, which improves customer satisfaction, inventory turns and revenue generation, and the competitiveness of our value proposition to customers relative to other new homebuilders, since 2020 we, among other things, have expanded our supplier base and added new construction service providers; worked with our national suppliers to get products and materials; ordered items in advance of starting homes; implemented construction process workarounds; simplified our design options; paced lot releases to align with our production capacity; and balanced pace, price and construction starts to enhance margins.
Beginning in the 2023 second quarter, we achieved meaningful sequential improvements in our build times and by the end of the 2025 fourth quarter, even with disrupted trade flows and state/municipal/utility processing delays, our company-wide build times returned to approximately their historical average.  However, we believe the challenging environment described above, particularly trade restrictions on imported materials, may persist to a certain degree into and potentially throughout 2026, which may slow or prevent additional progress in reducing our build times, and could cause them to increase.  We may also face increased home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages due to trade restrictions or other factors in certain served markets or communities.
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
Strategy Risks.  Our strategies, and any related initiatives or actions, and any changes thereto, including as to the land we acquire and develop and the markets we decide to serve, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in the highly volatile business environment of the past few years and as may occur in 2026, due to inflation, interest rate and financial market volatility, or political or social distress.  In 2025, around 55% of our homes delivered were Built to Order, largely reflecting strategies to navigate supply chain disruptions that substantially lengthened our average build time and hindered our even-flow home production process, and market dynamics in areas with then-low resale home inventory.  Our intent for 2026 is to bring our mix of homes delivered closer to our historical average.  However, we may not achieve positive operational or financial results from implementing this or other business strategies, or results equal to or better than we did in any prior period or in comparison to other homebuilders.  We may also incur higher costs, or experience sourcing or supply chain disruptions that result in extended times to build our homes, as compared to other homebuilders due to our commitment to sustainability.  At the same time, we expect there could be an unfavorable reputational impact if we do not maintain our sustainability programs; or if we fail to meet our sustainability objectives.  Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas.  Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders.
Adverse conditions in California would have particular significance to our business.  We generate the highest proportion of our revenues from and make significant inventory investments in our California operations.  However, we may be constrained or delayed in entitling land and selling and delivering homes in California, and incur higher development or construction costs, from water conservation or wildfire protection measures (including precautionary and event-induced electricity blackouts, temporary or extended local or regional evacuations, development moratoriums in high-risk areas, and community resiliency design requirements) that are intended to address severe drought and climate conditions that have arisen in recent years.  In addition, to the extent large-scale wildfires and flooding, as well as hurricanes, heavy rains and other climate change-driven natural disasters in our served markets become more frequent and intense, as discussed below under “Climate Risk,” we may experience greater disruption to our land development and homebuilding activities, delaying orders and homes delivered, among other impacts.
Also, California’s highly regulated and litigious business environment has made the state an increasingly difficult place for us to operate.  This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 intended to lower GHG emissions.  For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all newly-built homes have solar power systems, and we may be unable to offset
(through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns.  We also faced an uncertain solar power system provider environment in 2025 and 2024 largely due to the federal government’s repealing and/or accelerating the expiration of related tax credits, as described below, and changes in California net metering regulations that created significant instability in the solar power industry, with several providers going out of business or entering bankruptcy.  This has disrupted the supply and installation of solar power systems, causing delays in system completions and permissions to operate and, in turn, home deliveries. The federal government’s repeal and/or accelerated expiration of tax credits for solar power systems has also caused lease financing providers to exit the market, pressuring the availability of leases for customers in California.
Effective in 2026, California’s new energy efficiency standards will require all new residences to be electric-ready for heating, cooling, cooking, clothes drying and water heating systems.  In addition, California and certain of its local governments have implemented restrictions on or disincentives for new suburban and exurban residential communities, generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to affordable housing mandates, prevailing wage requirements, greater local opposition and/or additional site remediation work.  These efforts have and could further significantly increase our land acquisition and development costs and, along with competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state, including as a result of its public utilities commission’s decision to significantly reduce net metering payments to homeowners for the rooftop solar power they export to the grid from systems installed.
Climate Risk.  While there is considerable debate over its drivers and magnitude, and about the physical, regulatory and/or technical/scientific mitigation or adaptation measures, if any, that should be implemented, global climate change and responses to it present potential risks to our operations, ranging from extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which could individually or collectively significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers.  Experiencing or addressing these various risks may significantly reduce our revenues and profitability, or cause us to generate losses.  For instance, incorporating greater resource efficiency into our home designs to comply with upgraded building codes often raises our costs to construct homes.  In evaluating whether to implement voluntary improvements, we consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities, and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions.  We balance these costs against our goals of profitability and affordability for first-time and first move-up buyers, while considering potential homeowner insurance challenges in certain areas due to local environmental conditions, historical events and/or the regulatory environment for insurance providers.  We may determine we need to absorb most or all the additional operating costs that come with making our homes more efficient and/or from operating in areas with more extensive regulatory requirements, such as California, or certain climates.  While our years of experience in sustainable homebuilding, as discussed above under “Sustainability Principles and Practices,” may give us an advantage over other homebuilders in managing these absorbed costs, they may be substantial for us.
Our operations in any of our served markets may face potential adverse physical effects, especially in California, our largest market, that has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention.  In addition, as we develop land and open more communities in less populated areas, new housing subdivisions may be subject to potential development moratoriums and not be permitted unless developers secure alternative water supplies, among other conditions.  While we have health and safety protocols in place for our construction sites and take steps to safeguard our administrative functions, including our IT resources, as described below under
“Information Technology and Information Security Risks,” we can provide no assurance that we or our suppliers or trade partners can successfully operate in areas experiencing frequent or persistent adverse climate-related conditions, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other homebuilders or businesses, depending on the nature of the conditions or other circumstances.

As discussed above under “Strategy Risks,” and below under “Legal and Compliance Risks,” various government and legislative bodies have aimed to restrict, moderate or promote activities consistent with resource conservation, GHG emission reduction, environmental protection or other climate-related objectives.  These initiatives could increase our costs, such as with
California’s requirement that all new homes have solar power systems, agency requirements for all-electric readiness and higher efficiency standards, including the use of zero-emission alternatives, beginning in 2026; delay or complicate home construction, for example, due to a need to reformulate or redesign building materials or components, or source updated or upgraded items or equipment, or specially trained or certified independent contractors, in limited or restricted supply, which has been a challenge for us in certain cases in the past few years; or diminish consumer interest in homes mandated to include or omit certain features, amenities or appliances, particularly if home prices increase as a result.
Adapting to or transitioning from the use of certain items or methods in home construction, or adjusting the products we offer to our buyers, whether due to climate-related governmental rules affecting home construction or our supply chain, market dynamics or consumer preferences, can negatively affect our costs and profitability, production operations in affected markets and customer satisfaction during the transition period, which could be prolonged.  For instance, in certain local markets in
California where natural gas use is banned in new homes, we have faced some disruptions in reorienting our purchase order, independent contractor engagement, design studio and home construction processes and have implemented certain architectural design changes for all-electric homes.  To the extent other jurisdictions or the state adopt such bans and as we implement the state’s all-electric readiness requirements, as discussed above, we will face similar issues.
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
Further, we expect that as concerns about climate change and other environmental issues continue to increase, homebuilders will be required to comply with new and extensive laws and regulations, including recently enacted climate disclosure laws in California as well as any climate-related disclosure rules that may be adopted by the SEC, each of which we anticipate will result in additional significant compliance costs.  In October 2023, California enacted the Climate Corporate
Data Accountability Act (“SB-253”), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope
3 emissions; and the Climate-Related Financial Risk Act (“SB-261”), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks.  California has delayed formal rulemaking for SB-253 to at least late February 2026.  We expect to file an initial Scope 1 and Scope 2 GHG emissions report later in the year under
SB-253, pending finalization of the regulations.  As of the date of this report, SB-261 is subject to a court injunction on its implementation.  Whether we file a climate-related financial risk report under SB-261 in 2026 depends on the outcome of the legal process affecting that statute and any regulations California adopts.
We may also experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets, such as in
California, Florida, Nevada and Texas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.  Such severe weather events could delay home construction, increase construction costs, reduce the availability of building materials, and damage roads and/or cause transportation delays that stress our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local government agencies to provide approvals and service to new communities.  Further, if our insurance does not fully cover our costs and other losses from such events, our earnings, liquidity, or capital resources could be adversely impacted.
Warranty and Insurance Risks.  Our homebuilding business is subject to warranty and construction defect claims.  Though we have insurance coverage to partially reduce our exposure, it is limited and costly, in part due to a shrinking provider market, and we have high self-insured retentions that are expected to increase.  We self-insure some of our risk through a wholly-owned insurance subsidiary.  Because we do not maintain insurance coverage to cover all claims or liabilities that may arise in our business, and have high self-insured retentions with the insurance coverages we do maintain, we may need to use a significant amount of our then-existing liquidity, or obtain external financing, to satisfy any such claims and liabilities.

Due to our dependence on the performance of independent suppliers and contractors to provide products and materials and carry out our homebuilding activities, and the associated risks described above under “Inflation,” “Supply chain challenges”
and “Poor contractor availability and performance,” as well as inherent uncertainties, including obtaining recoveries from responsible parties and/or their or our insurers, our recorded warranty and other liabilities may be inadequate to address future claims, which, among other things, could require us to record charges to increase such liabilities.  We may also record charges to reflect our then-current claims experience, including the actual costs incurred.  Home warranty and other construction defect issues may also generate negative publicity, including on social media and the internet, that detracts from our reputation and efforts to sell homes.
Tax-Related Risks.  Our future income tax rates and expense can fluctuate or be adversely affected due to legislative and regulatory changes; government or court interpretations of new or existing tax laws and regulations; changes in available tax credits; adjustments to estimated taxes in finalizing our tax returns and/or due to new regulatory guidance; changes in non-
deductible expenses, particularly those associated with compensation; tax benefits related to stock-based compensation; the realization of our deferred tax assets; and the resolution of tax audits with federal or state tax authorities based on, among other things, tax positions we have taken.
In 2025 and prior years, we have recognized federal tax credits under Internal Revenue Code Section 45L (“Section 45L”)
from our building energy-efficient new homes, when such credits were available to us.  In July 2025, H.R.1, the One Big
Beautiful Bill Act (“OBBBA”) repealed the Section 45L credit for homes delivered after June 30, 2026.  As a result, beginning in our 2026 third quarter, our income tax expense and effective tax rate will no longer reflect a benefit from such tax credits as to homes delivered after that date.
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
Human Capital Risks.  Our directors, officers and employees are important resources.  If we cannot attract, retain and develop talent at reasonable pay and benefits levels, or, alternatively, if we need to implement personnel or compensation reductions, our performance, profitability and ability to achieve our strategic goals could be significantly impaired.  While we have developed extensive leadership development programs and succession plans, as discussed above, we cannot assure that our programs and plans, and their future iterations, will ensure that employees in key leadership positions who depart will be replaced by equally or more effective successors.  In addition, in many of our served markets, we need to have personnel with certain professional licenses, including building contractor and real estate brokerage licenses.  Our home selling and construction activities may be severely disrupted or delayed if we do not have sufficient licensed individuals in our workforce.
Information Technology and Information Security Risks.  We use IT resources to carry out important operational activities and maintain our business records.  Third parties provide and maintain many of our IT resources, including disaster recovery and business continuity services intended to safeguard access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards.  Our senior IT executives also periodically update the audit and compliance committee of our board of directors on our cybersecurity practices and risks, most recently in January
2026.  A reporting process has been established, and periodically tested and refined with the assistance of outside experts, to escalate notice within our organization of and coordinate our response to IT security events.  Depending on the severity of an event, our incident reporting process includes informing as early as practicable our senior corporate management and members of our board of directors.  If a cybersecurity incident is determined to be material, we are subject to additional SEC reporting requirements.  Our cybersecurity policies and procedures are further described below under Item 1C – Cybersecurity in this report.
Our systems have faced a variety of phishing, denial-of-service and other attacks and occasional theft of encrypted employee laptops.  To help counter the growing volume and sophistication of cyberattacks and other attempts to gain unauthorized access to sensitive business or individuals’ personal information, including the potential of fraudulent schemes inducing our employees, customers, trade partners, or other third parties to disclose information or unknowingly provide access to systems or data, whether in our sales offices or elsewhere, and considering the use of artificial intelligence and other technology to compromise our user access protocols, we have implemented administrative, physical and multi-layered technical controls and processes.  These measures are designed to help address and mitigate cybersecurity risks and protect our IT resources and sensitive information, and include employee education and awareness training, as well as assessments conducted by external third parties.  Our technical defense layers are designed to provide multiple, overlapping measures to establish appropriate system security configurations and protect against exploitation of a vulnerability that may arise or if a security control fails.  For these defenses, we rely on third parties that we believe, but cannot guarantee, are capable of performing the protective service for which we have engaged them.  We conduct periodic incident response tabletop exercises, with third-party support and reviews, and we perform an annual cybersecurity risk assessment to identify potential areas of focus.  Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
We also depend on our service providers, GR Alliance and other mortgage lenders, with whom we share some personal identifying and confidential information, to secure our data and the homebuyer information they collect from us.  However, our,
GR Alliance’s and our service providers’ measures may be inadequate and possibly have operational or security vulnerabilities that could go undetected for some period of time.  If our IT resources are compromised, we may be severely limited in conducting our business and achieving our strategic goals for an extended period, experience internal control failures or lose access to operational assets or funds.  A substantial disruption, or security breach suffered by us, GR Alliance/KBHS or a service provider, particularly our cloud service provider which hosts many of our IT resources, could damage our reputation and result in the loss of customers or revenues, in sensitive personal information being publicly disclosed or misused and/or regulatory or legal proceedings against us.  We may incur significant expenses to resolve such issues.  While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or consolidated financial statements, there can be no assurance our efforts to maintain the security and integrity of these systems will be effective or that attempted security breaches, cyber-attack, data theft or disruptions would not occur in the future, be successful or damaging.
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
Legal and Compliance Risks.  As discussed above under Item 1 – Business in this report, our operations are subject to myriad legal and regulatory requirements, which can delay our operational activities, raise our costs and/or prohibit or restrict homebuilding in some areas.  These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways unfavorable to us.  The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.  With respect to environmental laws, in addition to the risks and potential operational costs discussed above, we have been, and we may in the future be, involved in federal, state and local air and water quality agency investigations or proceedings for potential noncompliance with their rules, including rules governing discharges of materials into the air and waterways; stormwater discharges from community sites; wetlands and listed species habitat protection; and governmental health and safety rules and requirements, such as those enforced by the federal Occupational
Safety and Health Administration and similar state agencies.  We could incur penalties and/or be restricted from developing or building at certain community locations during or as a result of such agencies’ investigations or findings.
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
The European Union and state governments, notably California, Colorado, Delaware and Nevada, have enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections.  These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them.  We have incurred costs in an effort to address these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights.  Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
Our financial results may be materially affected by our use of critical accounting estimates and the adoption of new or amended financial accounting standards, as well as regulatory or outside auditor guidance or interpretations.  In addition, to the extent we expand our disclosures on our sustainability initiatives in line with certain private reporting frameworks and investor requests, our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
Other Risks.  The risk factors described above are not our only salient risks.  Political events, war, terrorism, weather or other natural/environmental disasters, and other risks that are currently unknown or are currently or may initially be seen as immaterial, could also have a material adverse impact on our business, consolidated financial statements and/or common stock’s market price.
Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 1C.CYBERSECURITY
Risk Management and Strategy.  We have policies and procedures for identifying, assessing and managing material risks associated with cybersecurity threats.  To help protect our IT resources, we have instituted administrative, physical and technical controls and processes and commissioned third-party assessments.  The technical defense measures we have implemented are designed to address vulnerabilities that may arise, including from a security control failure.  These measures currently involve a combination of artificial intelligence; machine learning computer network monitoring; malware and antivirus resources; firewall systems; and endpoint detection and response.  We also utilize cloud service defenses; Internet address and content filtering monitoring software intended to secure against known malicious websites and potential data exfiltration; and enterprise gateway security for workforce mobile devices and applications.  Additionally, a variety of cyber intelligence and threat monitoring sources provide us with ongoing updates on potential or emerging risks.  For all these measures we rely on third-party providers that we believe are capable of performing the service for which they have been engaged or on certain governmental agencies.  Before we engage a third-party provider for these types of services and resources, we typically conduct a security review involving, as relevant to the service or resource, discussions with the provider’s security personnel, evaluation of auditor reports, and other requested information and documentation.
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
Our business strategy, results of operations, or financial condition may be materially affected if our IT resources are compromised, whether by an intentional attack, natural or man-made disaster, electricity blackout, IT/cybersecurity failure, systems misconfiguration, denial-of-service attacks, service provider error, mismanaged user access protocols, personnel action, or otherwise.  Depending on source or severity, among other factors, should any such compromise(s) occur, we may be severely limited in conducting operations for an extended period, experience internal control failures, be cut off from assets or funds, face reputational damage, lose customers and related revenues and/or have private party or governmental legal proceedings instituted against us, and incur significant expenses to resolve any such issues.  Similar impacts may result from a substantial disruption, or security incident or breach, suffered by KBHS or an outside service provider to our customers, which could also result in sensitive personal information being publicly disclosed or misused.
Governance.  Our management is responsible for the ongoing assessment of, and for developing and implementing our strategies and measures to address, material cybersecurity risks.  Our board of directors through its audit and compliance committee oversees management’s cybersecurity assessment activities and protective strategies and measures.  This includes engaging in periodic reviews with management covering, among other things, our cybersecurity practices and risks.  Several of our directors have experience with overseeing cybersecurity practices and incident management.  Our chief information officer
(“CIO”) periodically provides this review to the audit and compliance committee, with the most recent review conducted in
January 2026.  The CIO, who has more than 35 years of experience in IT and cybersecurity, is supported by a chief information security officer, who has more than 30 years of experience in IT and cybersecurity, and various employees and dedicated contract personnel experienced with IT and cybersecurity matters who are responsible for procuring, using, maintaining, updating and evaluating the cybersecurity measures detailed above.  These individuals also hold numerous cloud, security and privacy certifications.
We have a cybersecurity incident response plan (“CIRP”) that, among other things. defines roles and responsibilities, outlines steps for managing a cybersecurity event that is assessed to be a cybersecurity incident, including determining whether such an incident is material and required to be publicly disclosed per SEC rules, and specifies internal and external communication channels with respect to a cybersecurity incident.  Our IT function, which is led by the CIO, maintains and is initially responsible for executing on our CIRP and specific runbooks, which describe processes for evaluating and escalating, depending on severity, within the enterprise and up to our senior executive management and board of directors the cybersecurity threats and incidents, or potential threats or incidents, identified through our cybersecurity measures.  This team also maintains other policies and procedures concerning cybersecurity matters, such as encryption standards, antivirus protection, remote access, multifactor authentication, data classification, confidential information and the use of the internet, social media, email and wireless devices.  We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio.
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
Item 2.PROPERTIES
None.
Item 3.LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2025:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	70	Chairman and Chief Executive Officer (a)	2024	32	Chairman, President and Chief Executive Officer	2016- 2024
Robert R. Dillard	51	Executive Vice President and Chief Financial Officer	2025	1	Chief Financial Officer, Sonoco Products Company (a global provider of packaging solutions)	2022- 2025
					Chief Strategy Officer, Sonoco Products Company	2022- 2022
					Vice President, Corporate Development, Sonoco Products Company	2018- 2022
Robert V. McGibney	51	President and Chief Operating Officer	2024	25	Executive Vice President and Chief Operating Officer	2022- 2024
					Executive Vice President and Co-Chief Operating Officer	2021- 2022
					Regional President	2018- 2021
Albert Z. Praw	77	Executive Vice President, Real Estate and Business Development	2011	29
Brian J. Woram	65	Executive Vice President and General Counsel	2010	15
(a)Mr. Mezger has served as a director since 2006.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.”  As of December 31, 2025, there were 473 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in
this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30,
2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	$—	$261,540
October 1-31	1,647,423	59.01	97,212	902,788
November 1-30	45,646	61.08	2,788	900,000
Total	1,693,069	$59.06	$100,000
As of November 30, 2024, we were authorized to repurchase up to $700.0 million of our outstanding common stock under a share repurchase program approved by our board of directors in April 2024.  On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2024 authorization, which had $261.5 million remaining, as further discussed in Note 19 – Stockholders’ Equity in the Notes to
Consolidated Financial Statements in this report.  In the 2025 fourth quarter, we purchased 1,597,196 shares of our common stock pursuant to this authorization at a total cost of $100.0 million, bringing our total repurchases in 2025 to 9,385,309 shares at a total cost of $538.5 million.  As of November 30, 2025, we were authorized to repurchase up to $900.0 million of our outstanding common stock.
During the three months ended November 30, 2025, we also purchased certain previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards.  These transactions are not considered repurchases under the board of directors authorization.
The 2022 Inflation Reduction Act (“IRA”) imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022.  All dollar amounts presented in the table above and in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.
Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:
Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2020	2021	2022	2023	2024	2025
KB Home	$100	$115	$92	$155	$249	$197
S&P 500 Index	100	128	116	132	177	204
Dow Jones US Home Construction Index	100	133	113	177	255	232
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before
December 1 of the year-end periods presented.  The closing price of KB Home common stock on the New York Stock
Exchange was $64.33 per share on November 30, 2025 and $82.74 per share on November 30, 2024.  The performance of our common stock as presented above reflects past performance only and is not indicative of future performance.  Total return assumes $100 invested at market close on November 30, 2020 in KB Home common stock, the S&P 500 Index and the Dow
Jones US Home Construction Index, including reinvestment of dividends.
Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Our discussion and analysis below is primarily focused on our 2025 and 2024 financial results, including comparisons of our year-over-year performance between these years.  Discussion and analysis of our 2023 fiscal year specifically, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located under Part II, Item 7 – Management’s
Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the SEC on January 24, 2025, which is available on our investor relations website at
investor.kbhome.com and the SEC website at www.sec.gov.
RESULTS OF OPERATIONS
Overview.  Revenues are generated from our homebuilding and financial services operations.  The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:
Homebuilding	$6,211,905	$6,902,239	$6,381,106	(10)%	8%
Financial services	24,309	27,847	29,523	(13)	(6)
Total	$6,236,214	$6,930,086	$6,410,629	(10)%	8%
Pretax income:
Homebuilding	$519,210	$802,028	$731,783	(35)%	10%
Financial services	34,979	48,890	39,494	(28)	24
Total	554,189	850,918	771,277	(35)	10
Income tax expense	(125,400)	(195,900)	(181,100)	36	(8)
Net income	$428,789	$655,018	$590,177	(35)%	11%
Earnings per share:
Basic	$6.28	$8.70	$7.25	(28)%	20%
Diluted	$6.15	$8.45	$7.03	(27)%	20%
Housing market conditions in 2025 were challenging despite solid underlying drivers, mainly favorable demographic trends in population growth and household formation, along with relatively steady employment levels and an ongoing structural undersupply of new homes.  Compared to 2024, demand was softer as tepid consumer confidence, macroeconomic and geopolitical uncertainties, affordability challenges and persistently elevated mortgage loan interest rates over the course of the year limited the pool of actionable buyers and caused many of those buyers to hesitate on making purchase decisions.  At the same time, during 2025, we believe we executed well operationally, maintaining high customer satisfaction levels, further improving build times, lowering construction costs and balancing pace and price to optimize each asset.  Additionally, to help navigate the current environment, we implemented a simplified sales strategy focused on providing a straightforward, transparent base price, with limited, if any, concessions or incentives, that is intended to offer to our customers a compelling value competitive with area resale home prices.  With this strategy, which we began instituting on a community-by-community basis in mid-February 2025 to stimulate demand, we both reduced selling prices relative to applicable market conditions and lowered or eliminated other homebuyer concessions.
With these market dynamics, our net orders in 2025 decreased 11% year over year to 11,596, and the pace of monthly net orders per community was 3.7 compared to 4.4 in 2024.  Reflecting the price reductions we put in place per our sales strategy, and expanded on in certain underperforming communities to align with local demand, the value of our net orders for 2025 was down 17% year over year as a result of the decline in net orders and a 6% decrease in the overall average selling price of net orders to $463,200.
In the 2025 fourth quarter, our net orders and net order value decreased 10% and 17%, respectively, year over year.  Our cancellation rate as a percentage of gross orders for the 2025 fourth quarter was 18%, compared to 17% for the 2024 fourth quarter and, together with our improved build times compared to a year ago, our homes delivered as a percentage of backlog at the beginning of the quarter increased to 84% for the 2025 fourth quarter from 69% for the year-earlier quarter.

Homebuilding revenues for 2025 and 2024 were comprised of housing revenues and nominal land sale revenues.  Our 2025 housing revenues of $6.21 billion declined 10% from the previous year due to a 9% decrease in the number of homes delivered to 12,902 and a slight decrease in the overall average selling price of those homes to $481,400.  Approximately 50% of our homes delivered in 2025 were to first-time homebuyers.  Homebuilding operating income for 2025 was $507.1 million, compared to $763.9 million for 2024 and, as a percentage of homebuilding revenues was 8.2%, compared to 11.1%.  Our homebuilding operating income margin for 2025 primarily reflected a lower housing gross profit margin and an increase in selling, general and administrative expenses as a percentage of housing revenues.  Our housing gross profit margin for 2025 was 18.6%, compared to 21.0% for 2024, due to price reductions, higher relative land costs, geographic mix, and an increase in inventory-related charges, partly offset by lower construction costs.  Our selling, general and administrative expenses as a percentage of housing revenues of 10.4% for 2025 increased 40 basis points year over year, primarily reflecting higher marketing expenses associated with our expanded community count, higher relative general and administrative expenses, and decreased operating leverage from lower housing revenues.  General and administrative expenses for 2025 included
$16.0 million of stock-based compensation expense recognized on an accelerated basis for certain equity awards granted in
October 2025 that included new provisions for accelerated vesting of restricted stock and continued vesting of PSUs for long-
tenured employees upon retirement.  Total pretax income for 2025 decreased to $554.2 million from $850.9 million for 2024, which included a $12.5 million gain associated with the sale of our ownership interest in a privately held technology company.
Net income and diluted earnings per share for 2025 were $428.8 million and $6.15, respectively, compared to $655.0 million and $8.45, respectively for 2024.  Our diluted earnings per share for 2025 reflected lower net income, partly offset by the favorable impact of our common stock repurchases over the past several quarters.
We believe our strong balance sheet and liquidity position helped provide us with flexibility to operate effectively while navigating the evolving market conditions throughout the year.  We continue to take a disciplined and balanced approach in allocating capital, guided by market conditions and our priorities of investing in land and land development to support future growth and returning capital to our stockholders.  Given the prevailing environment and our land pipeline, we began moderating our investments in land and land development in the 2025 second quarter while increasing our share repurchases.
Even with this shift, we maintained our land investments at a level that we believe will support our current growth projections.
For 2025, our investments in land and land development totaled $2.61 billion, an 8% decrease year over year.  During this same period, we repurchased approximately 9.4 million shares of our common stock at a total cost of $538.5 million, compared to 4.7 million shares at a total cost of $350.0 million in 2024.
On November 12, 2025, we obtained an upsized $1.20 billion five-year Credit Facility, refinancing and replacing our prior
$1.09 billion unsecured revolving credit facility, which we voluntarily terminated on the same date.  We also extended the maturity of our $360.0 million Term Loan to 2029.  Our next senior note maturity is on June 15, 2027.  We ended 2025 with total liquidity of $1.43 billion, comprised of $228.6 million of cash and cash equivalents and nearly $1.20 billion of available capacity under our Credit Facility.  We had no cash borrowings outstanding under the Credit Facility at November 30, 2025.
Reflecting our investments in land and land development, we ended 2025 with 271 active communities, up 5% year over year.  The number of homes in our ending backlog at November 30, 2025 was down 29% year over year to 3,128, partly due to an 18% improvement in our 2025 average build time.  At the same time, with our planned new community openings in 2026, we believe we are well-positioned to achieve our projections for the 2026 first quarter and full year, as described below under
“Outlook.”

HOMEBUILDING
Financial Results.  The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2025	2024	2023
Revenues:
Housing	$6,210,560	$6,898,667	$6,370,421
Land	1,345	3,572	10,685
Total	6,211,905	6,902,239	6,381,106
Costs and expenses:
Construction and land costs
Housing	(5,057,312)	(5,449,382)	(5,020,783)
Land	(1,348)	(2,101)	(9,492)
Total	(5,058,660)	(5,451,483)	(5,030,275)
Selling, general and administrative expenses	(646,182)	(686,848)	(632,094)
Total	(5,704,842)	(6,138,331)	(5,662,369)
Operating income	507,063	763,908	718,737
Interest income and other	7,386	32,101	13,759
Equity in income (loss) of unconsolidated joint ventures	5,715	6,019	(713)
Loss on early extinguishment of debt	(954)	—	—
Homebuilding pretax income	$519,210	$802,028	$731,783

Homes delivered	12,902	14,169	13,236
Average selling price	$481,400	$486,900	$481,300
Housing gross profit margin as a percentage of housing revenues	18.6%	21.0%	21.2%
Adjusted housing gross profit margin as a percentage of housing revenues	19.1%	21.1%	21.4%
Selling, general and administrative expenses as a percentage of housing revenues	10.4%	10.0%	9.9%
Operating income as a percentage of homebuilding revenues	8.2%	11.1%	11.3%
Revenues.  Homebuilding revenues for 2025 and 2024 were comprised of housing revenues and land sale revenues.  In
2025, homebuilding revenues totaled $6.21 billion, representing a 10% decrease from the prior year mostly due to lower housing revenues.
In 2025, housing revenues declined 10% from the previous year, reflecting a 9% decrease in the number of homes delivered and a slight decrease in their overall average selling price.  Our 2025 housing revenues were down year over year in each of our homebuilding reporting segments, ranging from 5% in our Southwest segment to 19% in our Central segment.  The slightly lower average selling price primarily reflected a combination of product and geographic mix factors, as well as the strategic price reductions we implemented in response to softer market conditions in 2025.
We generated $1.3 million of land sale revenues in 2025, compared to $3.6 million of such revenues in 2024.  Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income.  Our homebuilding operating income decreased 34% in 2025, as compared to the previous year, primarily reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses.  In 2025 and 2024, homebuilding operating income included total inventory-related charges of $32.1 million and $4.6 million, respectively, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to

Consolidated Financial Statements in this report.  As a percentage of homebuilding revenues, our homebuilding operating income for 2025 decreased 290 basis points year over year to 8.2%, mainly due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues.  Excluding inventory-related charges for both periods, our homebuilding operating income margin declined 240 basis points to 8.7% in 2025 from 11.1% in 2024.
•Housing Gross Profits – In 2025, housing gross profits of $1.15 billion were down 20% from the previous year, reflecting both lower housing revenues and a decrease in our housing gross profit margin.  Housing gross profits for
2025 and 2024 included inventory-related charges associated with housing operations of $32.1 million and $4.6 million, respectively.
Our housing gross profit margin for 2025 was 18.6%, down 240 basis points from the previous year due to price reductions, higher relative land costs, geographic mix, and an increase in inventory-related charges, partly offset by lower construction costs.  As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.8% for 2025 and 1.7% for
2024.  Excluding the above-mentioned inventory-related charges associated with housing operations, our adjusted housing gross profit margin decreased 200 basis points year over year to 19.1% in 2025.  The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sales generated break-even results in 2025.  Land sale profits for 2024 totaled $1.5 million.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2025	% of Housing Revenues	2024	% of Housing Revenues	2023	% of Housing Revenues
Marketing expenses	$163,469	2.6%	$158,108	2.3%	$143,577	2.2%
Commission expenses (a)	211,643	3.4	238,327	3.5	222,743	3.5
General and administrative expenses	271,070	4.4	290,413	4.2	265,774	4.2
Total	$646,182	10.4%	$686,848	10.0%	$632,094	9.9%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Reflecting our continued focus on prudently managing our costs and generally aligning our overhead structure with our volume of homes delivered, selling, general and administrative expenses for 2025 decreased 6% from the prior year.  As a percentage of housing revenues, selling, general and administrative expenses for 2025 increased 40 basis points, compared to 2024, primarily reflecting decreased operating leverage from lower housing revenues.  General and administrative expenses for 2025 included $16.0 million of stock-based compensation expense recognized on an accelerated basis for certain equity awards granted in October 2025 that included new provisions for accelerated vesting of restricted stock and continued vesting of PSUs for long-tenured employees upon retirement.
Interest Income/Expense and Other.  In 2025, interest income and other was comprised solely of interest income.  In 2024, interest income and other was comprised of interest income and a $12.5 million gain associated with the sale of our ownership interest in a privately held technology company.  Further information regarding this gain is provided in Note 11 – Other Assets in the Notes to Consolidated Financial Statements in this report.
Interest income, which is generated from short-term investments, was $7.4 million in 2025, compared to $19.6 million in
2024 due to our lower average balance of cash equivalents and a lower average interest rate in 2025.  Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from borrowings used to finance land acquisitions, land development, home construction and other operating and capital needs.  The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and the interest rate on that debt.  In 2025, total interest incurred was $113.9 million, compared to
$105.6 million in 2024, primarily due to borrowings during 2025 under the unsecured revolving credit facility we had in place prior to entering into the Credit Facility in November.  As of November 30, 2025, no cash borrowings were outstanding under the Credit Facility.  All interest incurred in 2025 and 2024 was capitalized, as the average amount of inventory qualifying for interest capitalization exceeded the average debt level for each period.  Consequently, we had no interest expense for 2025 or

2024.  Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to
Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures.  Our equity in income of unconsolidated joint ventures was $5.7 million for 2025, compared to $6.0 million for 2024.  Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial
Statements in this report.
Loss on Early Extinguishment of Debt.  In 2025, we recognized a $1.0 million loss on the early extinguishment of debt in connection with our obtaining a $1.20 billion Credit Facility, which refinanced and replaced our prior $1.09 billion unsecured revolving credit facility that had a February 18, 2027 maturity date, and the amendment of our Term Loan, extending its maturity to 2029.  Further information regarding these transactions is provided in Note 15 – Notes Payable in the Notes to
Consolidated Financial Statements in this report.
Net Orders, Backlog and Community Count.  The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2025 and 2024 (dollars in thousands):

	Years Ended November 30,
	2025	2024
Net orders	11,596	13,093
Net order value (a)	$5,371,005	$6,473,895
Cancellation rate (b)	17%	14%
Ending backlog — homes	3,128	4,434
Ending backlog — value	$1,403,352	$2,242,907
Ending community count	271	258
Average community count	260	248
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
Net Orders.  Net orders from our homebuilding operations for the year ended November 30, 2025 decreased 11% from the previous year, and the pace of monthly net orders per community was 3.7 in 2025, compared to 4.4 in 2024.  The decreases in our net orders and monthly pace per community reflected softer market conditions in 2025.
In navigating the current environment, we implemented a simplified sales strategy focused on providing a straightforward, transparent base price, with limited, if any, concessions or incentives, that is intended to offer to our customers a compelling value competitive with area resale home prices.  With this strategy, which we began instituting on a community-by-community basis in mid-February 2025 to stimulate demand, we both reduced selling prices relative to applicable market conditions and lowered or eliminated other homebuyer concessions.  Reflecting the price reductions we put in place per our sales strategy, and expanded on in certain underperforming communities to align with local demand, the value of our net orders for 2025 was down 17% year over year as a result of the decline in net orders and a 6% decrease in the overall average selling price of net orders to $463,200.  In 2025, the year-over-year decline in our overall net order value reflected decreases in each of our homebuilding reporting segments, ranging from 3% in our Southeast segment to 27% in our Central segment.
Our cancellation rate as a percentage of gross orders for the year ended November 30, 2025 was 17% compared to 14% in the previous year.
Backlog.  The number of homes in our backlog at November 30, 2025 decreased 29% from the previous year mainly due to an 18% improvement in our 2025 average build time as well as the decrease in our net orders.  The potential future housing revenues in our backlog at November 30, 2025 were down 37% year over year, reflecting fewer homes in our backlog and an
11% decrease in the average selling price of those homes.  Backlog value decreased in each of our four homebuilding reporting segments, ranging from 21% in our Southeast segment to 59% in our Southwest segment.  Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations.

Community Count.  In 2025, our average community count and our ending community count each expanded 5% from the previous year.  The year-over-year increase in our average and ending community counts primarily reflected our investments in land and land development in 2024 and 2025 generating new community openings over the past 12 months that exceeded the number of communities selling out during the same period.  Our investments in land and land development for the year are discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data.  The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2025	2024	2025	2024	2025	2024
West Coast	3,965	4,316	3,695	3,982	16%	14%
Southwest	2,621	2,890	1,954	2,645	14	10
Central	3,437	4,051	3,176	3,917	16	14
Southeast	2,879	2,912	2,771	2,549	20	19
Total	12,902	14,169	11,596	13,093	17%	14%

	Net Order Value			Average Community Count
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	$2,390,015	$2,780,631	(14)%	89	80	11%
Southwest	933,552	1,225,604	(24)	38	43	(12)
Central	1,035,654	1,427,132	(27)	67	76	(12)
Southeast	1,011,784	1,040,528	(3)	66	49	35
Total	$5,371,005	$6,473,895	(17)%	260	248	5%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2025	2024	Variance	2025	2024	Variance
West Coast	941	1,211	(22)%	$573,572	$874,364	(34)%
Southwest	467	1,134	(59)	220,477	532,371	(59)
Central	872	1,133	(23)	294,894	436,093	(32)
Southeast	848	956	(11)	314,409	400,079	(21)
Total	3,128	4,434	(29)%	$1,403,352	$2,242,907	(37)%
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
Financial Results.  Below is a discussion of the financial results of each of our homebuilding reporting segments.  Further information regarding these segments, including their pretax income (loss), is included in Note 2 – Segment Information in the
Notes to Consolidated Financial Statements in this report.  The difference between each homebuilding reporting segment’s operating income (loss) and pretax income (loss) is generally due to the equity in income (loss) of unconsolidated joint ventures, and/or interest income and expense.
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment described in Note 2 – Segment
Information in the Notes to Consolidated Financial Statements in this report.  Corporate and other had operating losses of
$157.8 million in 2025, $149.0 million in 2024 and $142.6 million in 2023.
The financial results of our homebuilding reporting segments for 2025 and 2024 were impacted to varying degrees by price reductions and homebuyer concessions selectively extended to buyers in conjunction with our sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast.  The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$2,691,665	$2,932,058	$2,321,093	(8) %	26%
Construction and land costs	(2,210,493)	(2,367,008)	(1,888,422)	7	(25)
Selling, general and administrative expenses	(181,636)	(195,436)	(165,712)	7	(18)
Operating income	$299,536	$369,614	$266,959	(19) %	38%
Homes delivered	3,965	4,316	3,365	(8) %	28%
Average selling price	$678,600	$679,300	$689,800	— %	(2) %
Operating income as a percentage of revenues	11.1%	12.6%	11.5%	(150)bps	110 bps
In 2025 and 2024, this segment’s revenues consisted of housing revenues and nominal land sale revenues.  Housing revenues of $2.69 billion for 2025 declined 8% from $2.93 billion in 2024 due to a decrease in the number of homes delivered, as the average selling price was about the same as the prior year.  Operating income for 2025 was down year over year, reflecting lower housing gross profits, partially offset by lower selling, general and administrative expenses.  As a percentage of revenues, this segment’s 2025 operating income decreased from the previous year, reflecting a 140 basis-point decline in the housing gross profit margin to 17.9% and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 6.8%.  The housing gross profit margin decline primarily reflected higher relative land costs, partly offset by lower construction costs.  Inventory-related charges associated with housing operations were $4.3 million in
2025, compared to $2.9 million in 2024.
Southwest.  The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$1,245,446	$1,309,950	$1,169,948	(5) %	12%
Construction and land costs	(942,438)	(984,730)	(896,089)	4	(10)
Selling, general and administrative expenses	(89,198)	(96,438)	(85,235)	8	(13)
Operating income	$213,810	$228,782	$188,624	(7) %	21%

Homes delivered	2,621	2,890	2,699	(9) %	7%
Average selling price	$475,200	$453,300	$431,200	5%	5%
Operating income as a percentage of revenues	17.2%	17.5%	16.1%	(30)bps	140bps
This segment’s revenues in 2025 and 2024 were generated solely from housing revenues.  Housing revenues for 2025 declined 5% year over year, reflecting a decrease in the number of homes delivered, partly offset by an increase in their average selling price.  Operating income was down from the previous year, primarily due to lower housing gross profits, partly offset by lower selling, general and administrative expenses.  As a percentage of revenues, operating income decreased due to a 50 basis-

point decline in the housing gross profit margin to 24.3%, partially offset by a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.2%.  The year-over-year decrease in the housing gross profit margin mainly reflected higher relative land costs, partially offset by lower construction costs.  Inventory-related charges associated with housing operations were $1.6 million in 2025, compared to $.3 million in 2024.
Central.  The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$1,176,853	$1,452,794	$1,831,914	(19) %	(21) %
Construction and land costs	(981,369)	(1,136,420)	(1,420,063)	14	20
Selling, general and administrative expenses	(121,993)	(144,942)	(153,248)	16	5
Operating income	$73,491	$171,432	$258,603	(57) %	(34) %

Homes delivered	3,437	4,051	4,506	(15) %	(10) %
Average selling price	$342,400	$357,800	$405,500	(4) %	(12) %
Operating income as a percentage of revenues	6.2%	11.8%	14.1%	(560)bps	(230)bps
This segment’s revenues in 2025 were generated solely from housing operations.  In 2024, revenues were comprised of both housing revenues and land sale revenues.  Housing revenues for 2025 declined 19% from $1.45 billion in the prior year, reflecting decreases in both the number of homes delivered and the average selling price of those homes.  Land sale revenues were $3.2 million in 2024.  Operating income for 2025 was down year over year mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses.  Land sale profits were $1.1 million in 2024.  As a percentage of revenues, operating income declined from the previous year, reflecting a 510 basis-point decrease in the housing gross profit margin to 16.6% and a 40 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.4%.  The year-over-year decline in the housing gross profit margin was mainly driven by price reductions, higher relative land costs, geographic mix, an increase in inventory-related charges, and reduced operating leverage from lower housing revenues.  The housing gross profit margin for 2025 included inventory-related charges of $20.4 million, compared to $.8 million in 2024.  The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues was primarily due to reduced operating leverage from lower housing revenues.
Southeast.  The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$1,097,941	$1,207,437	$1,058,151	(9) %	14%
Construction and land costs	(916,556)	(956,682)	(815,760)	4	(17)
Selling, general and administrative expenses	(103,382)	(107,642)	(95,262)	4	(13)
Operating income	$78,003	$143,113	$147,129	(45)%	(3)%

Homes delivered	2,879	2,912	2,666	(1) %	9%
Average selling price	$381,200	$414,600	$396,900	(8) %	4%
Operating income as a percentage of revenues	7.1%	11.9%	13.9%	(480)bps	(200)bps
In 2025, this segment’s revenues were comprised of housing revenues and nominal land sale revenues.  This segment’s revenues for 2024 were generated solely from housing operations.  In 2025, housing revenues declined 9% year over year to
$1.10 billion, largely due to a decrease in the average selling price of homes delivered, as the number of homes delivered was nearly even with the prior year.  Operating income was down from 2024, reflecting lower housing gross profits, partially offset by lower selling, general and administrative expenses.  As a percentage of revenues, operating income decreased from 2024 primarily due to a 430 basis-point decline in the housing gross profit margin to 16.5% and a 50 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.4%.  The year-over-year decrease in the housing gross profit margin for 2025 mainly reflected price reductions, higher relative land costs, geographic mix, increased inventory-
related charges and decreased operating leverage from lower housing revenues.  In 2025, inventory-related charges associated with housing operations were $5.7 million, compared to $.5 million in 2024.  The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues was primarily due to reduced operating leverage from lower housing revenues as well as higher marketing and other expenses associated with our expanded community count in this segment.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2025	2024	2023
Revenues	$24,309	$27,847	$29,523
Expenses	(6,120)	(6,133)	(5,726)
Equity in income of unconsolidated joint ventures	16,790	27,176	15,697
Pretax income	$34,979	$48,890	$39,494

Total originations (a):
Loans	9,036	10,241	9,167
Principal	$3,639,936	$4,109,025	$3,630,734
Percentage of homebuyers using KBHS	85%	87%	83%
Average FICO score	743	743	736

Loans sold (a):
Loans sold to GR Alliance	6,911	9,240	9,017
Principal	$2,787,260	$3,682,769	$3,588,618
Loans sold to other third parties	1,933	1,121	347
Principal	$799,909	$469,207	$123,258

Mortgage loan origination mix (a):
Conventional/non-conventional loans	48%	53%	59%
FHA loans	39%	35%	27%
Other government loans	13%	12%	14%

Loan type (a):
Fixed	85%	84%	92%
ARM	15%	16%	8%
(a)Loan originations and sales occurred within KBHS.
Revenues.  Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. In 2025, financial services revenues declined 13%
year over year due to decreases in both insurance commissions and title services revenues.
Pretax income.  Our financial services pretax income for 2025 declined 28% from the previous year due to a decrease in the equity in income of our unconsolidated joint venture, KBHS, as well as lower operating income from our insurance and title services businesses.  In 2025, the equity in income of our unconsolidated joint ventures decreased 38% year over year, reflecting KBHS’ lower income.  The year-over-year decrease in KBHS’ income was primarily due to a loss of $11.4 million in the fair value of interest rate lock commitments (“IRLCs”) in 2025, compared to a gain of $2.1 million in 2024.  Also contributing to the year-over-year decrease in KBHS’ income was a lower principal amount of loans originated, which mainly reflected decreases in both the number of homes we delivered and the percentage of homebuyers using KBHS.  In 2025, 85% of the buyers financing their home purchases used KBHS, compared to 87% in the prior year.  Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes
to Consolidated Financial Statements in this report.

INCOME TAXES
Income Tax Expense.  Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2025	2024	2023
Income tax expense	$125,400	$195,900	$181,100
Effective income tax rate	22.6%	23.0%	23.5%
Our effective tax rate for 2025 was slightly lower than the previous year, mainly due to a decrease in our blended state tax rate.
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
This act had no impact on our income tax expense for the year ended November 30, 2025 and will have no impact on our income tax expense in future periods.  However, it is expected to impact the timing of tax payments, resulting in a higher amount of taxes paid for the years ended November 30, 2025 through 2027 and a lower amount of taxes paid when the
California NOLs can be utilized.
Internal Revenue Service (“IRS”) guidance issued in 2023 heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states.  This guidance, along with our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for ENERGY STAR certification but do not qualify for Section 45L tax credits, impacted the tax credits we recognized for 2025 relative to 2024.  We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those standards for both our business and our buyers.
On July 4, 2025, the OBBBA was signed into law.  Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026.  As a result, beginning in our 2026 third quarter, our income tax expense and effective tax rate will no longer reflect a benefit from such tax credits as to homes delivered after the effective date.  We do not expect the other tax-related provisions of the OBBBA to have a material effect on our effective tax rate for the year ending
November 30, 2026.
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

	Years Ended November 30,
	2025	2024	2023
Housing revenues	$6,210,560	$6,898,667	$6,370,421
Housing construction and land costs	(5,057,312)	(5,449,382)	(5,020,783)
Housing gross profits	1,153,248	1,449,285	1,349,638
Add: Inventory-related charges (a)	32,051	4,597	11,424
Adjusted housing gross profits	$1,185,299	$1,453,882	$1,361,062
Housing gross profit margin as a percentage of housing revenues	18.6%	21.0%	21.2%
Adjusted housing gross profit margin as a percentage of housing revenues	19.1%	21.1%	21.4%
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2025, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the
Term Loan.  Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22.  Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a
Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest.  See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

November 30, 2025
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$170,338
Inventories	5,311,390
Amounts due from Non-Guarantor Subsidiaries	278,680
Total assets	6,360,871

Liabilities and Stockholders’ Equity
Notes payable	1,692,977
Amounts due to Non-Guarantor Subsidiaries	438,762
Total liabilities	2,831,933
Stockholders’ equity	3,528,938

Year Ended November 30, 2025
Summarized Statement of Operations Data (in thousands)
Revenues	$5,824,353
Construction and land costs	(4,712,675)
Selling, general and administrative expenses	(624,471)
Interest income from Non-Guarantor Subsidiaries	20,629
Pretax income	512,636
Net income	396,936
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
We ended 2025 with total liquidity of $1.43 billion, including cash and cash equivalents and nearly $1.20 billion of available capacity under the Credit Facility.  Cash and cash equivalents totaled $228.6 million at November 30, 2025, compared to $598.0 million at November 30, 2024.  Cash equivalents included in the total were $152.6 million at November 30, 2025 and
$385.1 million at November 30, 2024, and were mainly invested in interest-bearing bank deposit accounts and money market funds.  We had no cash borrowings outstanding under the Credit Facility as of November 30, 2025.  Based on our financial position as of November 30, 2025, and our business forecast for 2026 as discussed below under “Outlook,” we have no material concerns related to our liquidity.  We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements.  Our material cash requirements include the following contractual and other obligations:
Notes Payable.  We have outstanding variable-rate borrowings under the Term Loan, and outstanding fixed-rate senior notes and mortgages and land contracts due to land sellers and other loans with varying maturities.  As of November 30, 2025, our notes payable had an aggregate principal amount of $1.70 billion, with $.8 million payable within 12 months.  Future interest payments associated with the Term Loan and our senior notes, together with the unused commitment fee associated with our Credit Facility, totaled $379.5 million as of November 30, 2025, with $97.2 million payable within 12 months.  The
Term Loan will mature on November 12, 2029.  Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027.  Further information regarding our notes payable is provided in Note 15 – Notes
Payable in the Notes to Consolidated Financial Statements in this report.
Leases.  We have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months.  As of November 30, 2025, the future minimum payments required under these leases totaled $21.2 million, with $7.9 million payable within 12 months.  Further information regarding our leases is provided in Note 13 – Leases in the Notes to Consolidated Financial Statements in this report.
Inventory-Related Obligations.  As of November 30, 2025, we had inventory-related obligations totaling $48.2 million, comprised of liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable
Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments.  Approximately $9.7 million of these inventory-
related obligations are payable within 12 months.  However, TIFE assessment obligations are paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
Investments in Land and Land Development.  Our investments in land and land development decreased 8% to $2.61 billion in 2025, compared to $2.84 billion in 2024.  Land acquisition expenditures, which are included in our investments in land and land development, decreased 20% to $992.1 million from $1.24 billion in the year-earlier period.  Approximately 38% of our total investments in land and land development in 2025 were related to land acquisitions, compared to approximately 44% in
2024.  While we made strategic investments in land and land development in each of our homebuilding reporting segments during 2025 and 2024, approximately 51% and 58%, respectively, of these investments for each year were made in our West
Coast homebuilding reporting segment.
In 2026, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards.  Our investments in land and land development in the future will depend significantly on market conditions, our expectations for future growth and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2025		November 30, 2024		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	20,750	$3,048,056	23,956	$2,915,543	(3,206)	$132,513
Southwest	11,142	969,260	13,117	845,910	(1,975)	123,350
Central	20,614	758,962	21,056	839,920	(442)	(80,958)
Southeast	12,106	894,524	18,574	926,647	(6,468)	(32,123)
Total	64,612	$5,670,802	76,703	$5,528,020	(12,091)	$142,782
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30,
2025 increased 3% year over year, mainly due to investments in land and land development in 2025.  The number of lots we owned and controlled as of November 30, 2025 decreased 16% from November 30, 2024, largely reflecting homes delivered and our decision to abandon 24,596 previously controlled lots, partly offset by newly optioned lots in 2025.  The number of lots in inventory as of November 30, 2025 included 7,715 lots under contract where the associated deposits were refundable at our discretion, compared to 18,923 of such lots at November 30, 2024.  Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 43% at November 30, 2025, compared to 49% at November 30, 2024.
Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts.  As discussed in Note 8 – Variable Interest Entities in the Notes to
Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.  Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract.  In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date.  We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers.  If we were to acquire all the land we had under land option contracts and other similar contracts at
November 30, 2025, we estimate the remaining purchase price to be paid would be as follows: 2026 – $1.16 billion; 2027 –
$524.8 million; 2028 – $194.1 million; 2029 – $100.5 million; and 2030 and thereafter – $0.
Liquidity.  The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2025	2024
Cash and cash equivalents	$228,614	$597,973
Credit Facility commitment	1,200,000	1,090,000
Letters of credit outstanding under the Credit Facility	(1,610)	(8,260)
Credit Facility availability	1,198,390	1,081,740
Total liquidity	$1,427,004	$1,679,713
Capital Resources.  Our notes payable consisted of the following (in thousands):

	November 30,
	2025	2024	Variance
Term Loan	$358,317	$358,826	$(509)
Senior notes	1,331,584	1,329,704	1,880
Mortgages and land contracts due to land sellers and other loans	3,076	3,149	(73)
Total	$1,692,977	$1,691,679	$1,298
Our financial leverage, as measured by the ratio of debt to capital, was 30.3% at November 30, 2025, compared to 29.4% at
November 30, 2024.  The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).

LOC Facility.  We maintain a LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business.  Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit.  As of November 30, 2025 and 2024, we had letters of credit outstanding under the LOC Facility of $68.2 million and
$73.3 million, respectively.
Performance Bonds.  As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial
Statements in this report, we had $1.37 billion and $1.33 billion of performance bonds outstanding at November 30, 2025 and
2024, respectively.
Unsecured Revolving Credit Facility.  On November 12, 2025, we obtained a $1.20 billion Credit Facility, which refinanced and replaced our prior $1.09 billion unsecured revolving credit facility that was due to mature on February 18, 2027.
The Credit Facility will mature on November 12, 2030 and contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments.  The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility.  As of November 30, 2025, we had no cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility.  The Credit Facility is further described in Note 15 –
Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
•Consolidated tangible net worth – We must maintain a consolidated tangible net worth at the end of any fiscal quarter greater than or equal to the sum of (a) $2.70 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after August 31, 2025 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c)
an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after August
31, 2025.
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
In addition, under the Credit Facility and the Term Loan, our equity investments in joint ventures and Non-Guarantor
Subsidiaries and other unconsolidated entities as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth.  Further, for so long as we do not hold an investment grade credit rating, as defined under the Credit Facility and the Term Loan, the Credit Facility and the Term Loan do not permit our borrowing base indebtedness, which, subject to certain exceptions, is the aggregate principal amount of our and certain of our subsidiaries’
outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and in certain cases unrestricted cash assets).
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable.  The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2025:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.75billion	$3.86billion
Leverage Ratio	<	.600	.280
Interest Coverage Ratio (a)	>	1.500	6.702
Minimum liquidity (a)	>	$106.5 million	$1.43billion
Investments in joint ventures and Non-Guarantor Subsidiaries	<	$876.3 million	$459.6million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.25billion
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties.  At November 30, 2025, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $16.8 million.
Senior Unsecured Term Loan.  On November 12, 2025, we entered into an amendment to our $360.0 million Term Loan with the lenders party thereto that extended its maturity from August 25, 2026 to November 12, 2029.  The Term Loan is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures.  As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to
Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located.  As of November 30, 2025, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender, secured by the underlying property and related project assets.  None of our other unconsolidated joint ventures had outstanding debt at November 30, 2025.
Consolidated Cash Flows.  The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$335,682	$362,722	$1,082,699
Investing activities	(61,797)	(50,119)	(58,062)
Financing activities	(642,635)	(440,752)	(627,493)
Net increase (decrease) in cash and cash equivalents	$(368,750)	$(128,149)	$397,144

Operating Activities.  Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.  Our net cash provided by operating activities in 2025 mainly reflected net income of $428.8 million and a net decrease in receivables of $5.0 million, partly offset by a net increase in inventories of $179.5 million and a net decrease in accounts payable, accrued expenses and other liabilities of $75.2 million.  Net cash provided by operating activities in 2024 primarily reflected net income of $655.0 million and a net decrease in receivables of $16.6 million, partly offset by a net increase in inventories of $385.8 million and a net decrease in accounts payable, accrued expenses and other liabilities of $7.2 million.
Investing Activities.  In 2025, our net cash used in investing activities included $48.4 million for net purchases of property and equipment and $16.4 million for contributions to unconsolidated joint ventures.  These uses of cash were partially offset by a $3.0 million return of investments in unconsolidated joint ventures.  In 2024, our uses of cash included $39.3 million for net purchases of property and equipment and $14.5 million for contributions to unconsolidated joint ventures.  These uses of cash were partly offset by a $2.0 million return of investments in unconsolidated joint ventures and $1.7 million of proceeds from the sale of an investment.
Financing Activities.  In 2025, our uses of cash included stock repurchases and excise tax payments totaling $541.3 million, dividend payments on our common stock of $68.6 million, tax payments associated with stock-based compensation awards of $23.9 million and payments on mortgages and land contracts due to land sellers and other loans of $.1 million.  The cash used was partially offset by $1.1 million of issuances of common stock under employee stock plans.  In 2024, net cash was used for stock repurchases totaling $353.7 million, dividend payments on our common stock of $71.6 million, tax payments associated with stock-based compensation awards of $25.0 million, and payments on mortgages and land contracts due to land sellers and other loans of $.9 million.  The cash used was partially offset by $10.4 million of issuances of common stock under employee stock plans.
Dividends.  In 2025, our board of directors declared four quarterly cash dividends of $.25 per share of common stock.  In the 2024 first quarter, our board of directors declared a quarterly cash dividend of $.20 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share in the
2024 second quarter, and declared quarterly dividends at the new higher rate for the 2024 second, third and fourth quarters.  All dividends declared during 2025 and 2024 were also paid during those years.  Quarterly cash dividends declared and paid during the years ended November 30, 2025 and 2024 totaled $1.00 per share and $.95 per share of common stock, respectively.  The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program.  As of November 30, 2023, there was $163.6 million of remaining availability under a share repurchase authorization that our board of directors approved on March 21, 2023.  In the 2024 first quarter, we repurchased
826,663 shares of our common stock in the open market pursuant to the 2023 board of directors authorization at a total cost of
$50.0 million.  On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2023 board of directors authorization, which had $113.6 million remaining.  In the 2024 second, third and fourth quarters, we repurchased 3,898,518 shares of our common stock at a total cost of $300.0 million, bringing our total repurchases for the year ended November 30, 2024 to 4,725,181 shares of common stock at a total cost of $350.0 million.  In the 2025 first, second and third quarters, we repurchased 7,788,113 shares of our common stock at a total cost of $438.5 million.  On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2024 board of directors authorization, which had $261.5 million remaining.  In the 2025 fourth quarter, we repurchased 1,597,196 shares of our common stock on the open market pursuant to the 2025 authorization at a total cost of $100.0 million, bringing our total repurchases for the year ended November 30, 2025 to
9,385,309 shares of common stock at a total cost of $538.5 million.
Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares.  As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization.

As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.  In 2026, we expect to use or redeploy our cash resources or cash borrowings under the
Credit Facility to support our business within the context of prevailing market conditions.  During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs.  The amounts involved in these transactions, if any, may be material.  In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying consolidated financial statements were prepared in conformity with GAAP.  The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented, and could affect the comparability of such information over different reporting periods.  Actual results could differ from those estimates and assumptions, and the difference may have a material impact on our consolidated financial statements.  See Note 1
– Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report for a discussion of our significant accounting policies.  The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments and/or other assumptions in their application.
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
Generally, a community must have a projected gross profit margin percentage below approximately 5% to proceed to a recoverability test and a potential fair value evaluation.  Our overall housing gross profit margin in the 2025 fourth quarter was
17.0%, and as of November 30, 2025, 11 communities were evaluated for recoverability based on their gross profit margins.
However, if there is a sustained economic slowdown or other factor(s) that lead to moderate or significant decreases in new home prices in certain submarkets, more communities could begin to approach gross profit margin levels where we would conduct a fair value analysis.  Any resulting impairment(s) from such an analysis(es) could be material.  Additionally, we have
$143.7 million of deposits and pre-acquisition costs at November 30, 2025 related to land option contracts and other similar contracts.  If there are events that lead to moderate or significant decreases in new home prices, we could elect to cancel several such contracts, resulting in the write-off of the related deposits and pre-acquisition costs.
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2025	2024	2023
Inventory impairments:
Number of communities or land parcels written down to fair value	4	—	—
Pre-impairment carrying value of communities or land parcels written down to fair value	$54,095	$—	$—
Inventory impairment charges	(15,531)	—	—
Post-impairment fair value	$38,564	$—	$—
Land option contract abandonments charges	$16,520	$4,597	$11,424

The inventory impairment charges in 2025 were principally driven by increased land development costs imposed by a municipality affecting certain communities, and our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein.  There were no inventory impairment charges in 2024 or 2023.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold.  While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2025 within five years.  The following table presents as of November 30, 2025 and 2024, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years
	$	%	$	%	$	%	Total
November 30, 2025	$2,518.6	44%	$2,848.3	50%	$303.9	6%	$5,670.8
November 30, 2024	2,849.2	52	2,554.7	46	124.1	2	5,528.0
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments and collectively represented 94% and 98% of our total inventories as of November 30, 2025 and 2024, respectively.
As of November 30, 2025, the inventory balance in the 6-10 years category was primarily located in our Southwest and Central segments and mostly comprised of active, multi-phase communities with large remaining land positions.
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
We believe the carrying value of our inventory balance as of November 30, 2025 is recoverable.  Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located.  In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments.  However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from increases in mortgage interest rates, higher inflation, worsening supply chain and/or other production-related challenges, or if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets.  Any such charges could be material to our consolidated financial statements.
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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment.  Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events.  Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered.  Although adjustments to the accrual rates are generally infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis, as was the case in recent years when we revised our warranty accrual rates to reflect trends in our warranty expenditures.  Based on our assessment, we may also make adjustments to our previously recorded accrued warranty liability.  Such adjustments are recorded in the period in which the change in estimate occurs.  In 2023, we made an adjustment to increase our accrued warranty liability by $4.0 million.  There were no such adjustments during 2025 and 2024.  We have not made any material changes in the methodology used to establish our accrued warranty liability during 2025, 2024 and 2023.  Our accrued warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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

The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim.  Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more.  As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported.  Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability.  Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.  During 2024 and 2023, we recorded adjustments to increase our previously recorded liabilities by $5.5 million and $6.5 million, respectively.  There were no such adjustments during 2025.  The adjustments in 2024 and 2023 resulted from changes in estimates due to actual claims experience differing from previous actuarial projections and, in turn, impacting actuarial estimates for existing and potential future claims.  We have not made any material changes in our methodology used to establish our self-insurance liabilities during 2025, 2024 or 2023.
The projection of losses related to these liabilities requires the use of actuarial assumptions.  Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time.  These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors.  Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated.  In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements.  A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $27.9 million in our liability and approximately
$6.8 million in our receivable as of November 30, 2025, and additional expense of approximately $21.1 million for 2025.  A
10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $25.7 million in our liability and approximately $6.3 million in our receivable as of November 30,
2025, and a reduction to expense of approximately $19.4 million for 2025.
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
These trends are expected to continue to an extent in 2026, though they may worsen compared to prior years. We generally enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes a significant period of time before development and/or sales efforts commence.  Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in our home selling prices will affect our profits.  As the selling price of each of our homes is fixed at the time a buyer enters into a home sales contract, and because we generally commence construction of a home only after we have a signed sales contract with a homebuyer, any interim construction-related cost inflation can result in lower housing gross profit margins.  In order to help, but not entirely moderate that effect, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.
Inflation is often accompanied by higher and more volatile interest rates, which may negatively impact housing affordability and the confidence of potential homebuyers, and adversely impact demand for our homes.  Inflation may also increase our financing costs, as borrowings under our Credit Facility, if any, and Term Loan typically accrue interest at a variable rate based on SOFR.
We expect the inflationary pressures on our business to continue in 2026.  While we attempt to pass on increases in our costs through increased home selling prices, including for design choices and options, market forces and buyer affordability constraints can limit our ability to do so.  If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to
Consolidated Financial Statements in this report.
OUTLOOK
We remain optimistic about the long-term prospects for the housing market, given solid underlying drivers, mainly favorable demographic trends in population growth and household formation, supporting higher demand over time, together with the ongoing structural undersupply of new homes.  While 2025 presented challenging market conditions and our results declined year over year, we believe we executed well operationally, maintaining high customer satisfaction levels, further improving build times, lowering construction costs and balancing pace and price to optimize each asset, and delivered solid operational and financial results.  We expect challenging conditions to persist in 2026, as tepid consumer confidence, macroeconomic and geopolitical uncertainties, affordability challenges and persistently elevated mortgage interest rates continue to constrain the pool of actionable buyers and cause buyers to hesitate on making purchasing decisions.  At the same time, we believe we are well-positioned to achieve our projections for the first quarter and full year based on our operational capabilities, affordable product offerings, improved build times, planned community openings, lot supply, strong balance sheet and liquidity, and substantial backlog value of $1.40 billion at November 30, 2025, subject to the factors and risks described in this report.
Reflecting the prevailing environment, and despite a steady level of traffic in our communities, we experienced year-over-
year decreases in our 2025 fourth quarter net orders of 10%, ending backlog of 29% and ending backlog value of 37%.  The value of our net orders for the 2025 fourth quarter was down 17% year over year driven by the decline in net orders and a 7%
decrease in their average selling price to $455,400, largely due to price reductions we implemented beginning in mid-February
2025 as part of a simplified sales strategy focused on providing a straightforward, transparent base price, with limited, if any, concessions or incentives, that is intended to offer to our customers a compelling value competitive with area resale home prices.  We expect these price reductions to moderate our overall average selling price and housing gross profit margin on homes delivered for the 2026 first quarter.
Looking ahead, we intend to continue to balance pace and price at the community level to optimize our assets for the highest possible returns.  While selling through our current inventory, we intend to emphasize sales of our Built to Order homes with the goal of bringing their proportion in our mix of homes delivered closer to our historical average of 60% to 70%, up from around 55% in 2025.  The 2025 Built to Order mix largely reflects strategies we adopted during the 2020-2024 period to navigate supply chain disruptions that substantially lengthened our average build time and hindered our even-flow home production process, and market dynamics in areas with then-low resale home inventory.  Our Built to Order homes are our core competency, a key competitive differentiator that typically generate higher gross profit margins than inventory homes started without a corresponding buyer, and an appealing proposition to prospective customers, particularly with the meaningful reduction in our build times we have achieved since the 2023 second quarter, the highly customer-centric personalized homebuilding process we offer, and the simplified sales approach we implemented in 2025.  We were encouraged to see a shift toward more Built to Order sales during November and December 2025.
We are entering 2026 with a strong financial position and enhanced financial flexibility, supported by our new expanded
Credit Facility and the recent extension of our Term Loan maturity to 2029.  In 2026, in order to maintain our long-term growth platform, we intend, subject to the operating environment and available opportunities, to acquire and control additional land positions within attractive submarkets in our served markets that meet our investment standards and develop land we own in a manner that prioritizes capital efficiency, including developing lots where possible in smaller phases and aligning development with our starts pace to optimally manage our inventory of finished lots.
Consistent with our balanced approach to capital allocation, we also plan to continue returning capital to our stockholders, primarily through additional share repurchases.  As of November 30, 2025, we had $900.0 million remaining under our current board of directors share repurchase authorization.  This provides us the opportunity to continue to repurchase our common stock in 2026, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.  Subject to these factors, we expect to repurchase between $50.0 million and $100.0 million of our common stock in our 2026 first quarter.
In considering the foregoing, our present outlook for the 2026 first quarter and the 2026 full year as to certain metrics is as follows:
2026 First Quarter –
•We expect deliveries to be in the range of 2,300 to 2,500 homes, compared to 2,770 in the year-earlier period.
•We expect to generate housing revenues in the range of $1.05 billion to $1.15 billion, compared to $1.39 billion for the corresponding 2025 period.
•We expect our housing gross profit margin to be in the range of 15.4% to 16.0%, assuming no inventory-related charges, compared to 20.3% for the corresponding 2025 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of
12.2% to 12.8%, compared to 11.0% for the 2025 first quarter.
•We expect our effective tax rate will be approximately 19.0%.  The effective tax rate for the year-earlier quarter was
21.4%.
2026 Full Year –
•We expect deliveries to be in the range of 11,000 to 12,500, compared to 12,902 for 2025.
•We expect our housing revenues to be in the range of $5.10 billion to $6.10 billion, compared to $6.21 billion for
2025.
•We expect our effective tax rate will be in the range of 24% to 26%, compared to 22.6% for 2025.

In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies).  This includes U.S. trade policy and recently implemented and proposed tariffs, and other countries’ countervailing measures, on raw building materials, such as steel, lumber, drywall and concrete, and/or finished products.  Though certain tariffs and countervailing measures instituted in
2025 have influenced pricing in adjacent sectors, we have not experienced significant cost increases or raw material/finished product availability constraints as of the date of this filing.  However, if the U.S. or foreign governments take actions that cause tariff-related cost or availability pressures to escalate or expand, we could experience significant construction cost increases and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods.  Additionally, while the Federal Reserve reduced interest rates in September, October and December 2025, and may lower rates further in 2026 or later periods, we cannot provide any assurance it will or that any interest rate reduction(s), or other monetary policy changes, will meaningfully lower mortgage interest rates or positively affect demand or our business, results of operations or consolidated financial statements.  The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in 2025, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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
•competition from other sellers of new and resale homes, particularly homebuilders with significant unsold inventory;
•weather events, significant natural disasters and other climate and environmental factors, such as a lack of adequate water supply to permit new home communities in certain areas, and the unprecedented wildfires in the Los Angeles
County area in January 2025;
•lingering economic and financial market impacts from the prolonged shutdown of the federal government’s operations in October and November 2025, and any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown), and financial markets’ and businesses’
reactions to any such failure;
•potential instability associated with the regulatory and executive policies, proposals and orders of the U.S. presidential administration, including any directed at our operations, business practices or capital allocation strategies;
•government actions, policies, programs and regulations directed at or affecting the housing market (including the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;
•changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as IRS guidance regarding heightened qualification requirements for federal tax credits for building energy-efficient homes and the pending expiration of such tax credits in 2026;
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
•consumer interest in and responsiveness to our new home communities, products and simplified selling process and transparent pricing initiatives, particularly from first-time homebuyers and higher-income consumers;
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

The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of November 30, 2025 and 2024 (dollars in thousands):

	As of November 30, 2025 and for the Years Ending November 30,							Fair Value at November 30, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed Rate	$—	$300,000	$—	$300,000	$350,000	$390,000	$1,340,000	$1,333,188
Weighted Average Effective Interest Rate	—%	7.1%	—%	5.0%	7.5%	4.2%	5.9%
Variable Rate (a)	$—	$—	$—	$360,000	$—	$—	$360,000	$360,000
Weighted Average Effective Interest Rate	—%	—%	—%	5.4%	—%	—%	5.4%
(a)  The interest rate for our variable rate debt, which was solely comprised of the Term Loan, represents the weighted average interest rate in effect at November 30, 2025.  Based upon the amount of variable rate debt outstanding at November 30,
2025, and holding the variable rate debt balance constant, each 100 basis-point increase in the interest rate would increase the interest we incur by approximately $3.6 million per year.

	As of November 30, 2024 and for the Years Ending November 30,							Fair Value at November 30, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed Rate	$—	$—	$300,000	$—	$300,000	$740,000	$1,340,000	$1,309,700
Weighted Average Effective Interest Rate	—%	—%	7.1%	—%	5.0%	5.7%	5.9%
Variable Rate (b)	$—	$360,000	$—	$—	$—	$—	$360,000	$360,000
Weighted Average Effective Interest Rate	—%	6.0%	—%	—%	—%	—%	6.0%
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

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2025	2024	2023
Total revenues	$6,236,214	$6,930,086	$6,410,629
Homebuilding:
Revenues	$6,211,905	$6,902,239	$6,381,106
Construction and land costs	(5,058,660)	(5,451,483)	(5,030,275)
Selling, general and administrative expenses	(646,182)	(686,848)	(632,094)
Operating income	507,063	763,908	718,737
Interest income and other	7,386	32,101	13,759
Equity in income (loss) of unconsolidated joint ventures	5,715	6,019	(713)
Loss on early extinguishment of debt	(954)	—	—
Homebuilding pretax income	519,210	802,028	731,783
Financial services:
Revenues	24,309	27,847	29,523
Expenses	(6,120)	(6,133)	(5,726)
Equity in income of unconsolidated joint ventures	16,790	27,176	15,697
Financial services pretax income	34,979	48,890	39,494
Total pretax income	554,189	850,918	771,277
Income tax expense	(125,400)	(195,900)	(181,100)
Net income	$428,789	$655,018	$590,177
Earnings per share:
Basic	$6.28	$8.70	$7.25
Diluted	$6.15	$8.45	$7.03
Weighted average shares outstanding:
Basic	67,905	74,753	80,842
Diluted	69,254	76,955	83,380
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2025	2024	2023
Net income	$428,789	$655,018	$590,177
Other comprehensive income:
Postretirement benefit plan adjustments:
Net actuarial gain arising during the period	464	416	2,720
Amortization of net actuarial gain	(237)	(461)	(112)
Other comprehensive income (loss) before tax	227	(45)	2,608
Income tax expense related to items of other comprehensive income (loss)	(61)	12	(704)
Other comprehensive income (loss), net of tax	166	(33)	1,904
Comprehensive income	$428,955	$654,985	$592,081
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2025	2024
Assets
Homebuilding:
Cash and cash equivalents	$228,614	$597,973
Receivables	350,636	377,533
Inventories	5,670,802	5,528,020
Investments in unconsolidated joint ventures	72,436	67,020
Property and equipment, net	101,457	90,359
Deferred tax assets, net	88,665	102,421
Other assets	107,833	105,920
	6,620,443	6,869,246
Financial services	59,809	66,923
Total assets	$6,680,252	$6,936,169

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$351,261	$384,894
Accrued expenses and other liabilities	731,946	796,261
Notes payable	1,692,977	1,691,679
	2,776,184	2,872,834
Financial services	3,210	2,719
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2025 and 2024; 74,477,254 and 74,409,977 shares issued at November 30, 2025 and 2024, respectively	74,477	74,410
Paid-in capital	863,718	862,049
Retained earnings	3,629,638	3,269,423
Accumulated other comprehensive loss	(3,538)	(3,704)
Treasury stock, at cost — 11,303,643 and 2,253,156 shares at November 30, 2025 and 2024, respectively	(663,437)	(141,562)
Total stockholders’ equity	3,900,858	4,060,616
Total liabilities and stockholders’ equity	$6,680,252	$6,936,169
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2025, 2024 and 2023
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	590,177	—	—	—	590,177
Other comprehensive income, net of tax	—	—	—	—	—	—	1,904	—	—	1,904
Dividends on common stock	—	—	—	—	—	(56,831)	—	—	—	(56,831)
Employee stock options/other	565	—	—	565	8,292	—	—	—	—	8,857
Stock awards	—	—	927	—	(33,471)	—	—	—	33,471	—
Stock-based compensation	—	—	—	—	34,612	—	—	—	—	34,612
Stock repurchases, including excise tax	—	—	(9,244)	—	—	—	—	—	(415,136)	(415,136)
Tax payments associated with stock-based compensation awards	—	—	(371)	—	—	—	—	—	(14,238)	(14,238)
Balance at November 30, 2023	101,276	(6,705)	(18,704)	101,276	845,693	3,676,924	(3,671)	(72,718)	(737,364)	3,810,140
Net income	—	—	—	—	—	655,018	—	—	—	655,018
Other comprehensive loss, net of tax	—	—	—	—	—	—	(33)	—	—	(33)
Dividends on common stock	—	—	—	—	—	(71,554)	—	—	—	(71,554)
Employee stock options/other	691	—	—	691	9,742	—	—	—	—	10,433
Stock awards	—	—	682	—	(27,856)	—	—	—	27,856	—
Stock-based compensation	—	—	—	—	34,470	—	—	—	—	34,470
Stock repurchases, including excise tax	—	—	(4,725)	—	—	—	—	—	(352,842)	(352,842)
Tax payments associated with stock-based compensation awards	—	—	(358)	—	—	—	—	—	(25,016)	(25,016)
Termination of grantor stock ownership trust	—	6,705	(6,705)	—	—	—	—	72,718	(72,718)	—
Retirement of treasury stock	(27,557)	—	27,557	(27,557)	—	(990,965)	—	—	1,018,522	—
Balance at November 30, 2024	74,410	—	(2,253)	74,410	862,049	3,269,423	(3,704)	—	(141,562)	4,060,616
Net income	—	—	—	—	—	428,789	—	—	—	428,789
Other comprehensive income, net of tax	—	—	—	—	—	—	166	—	—	166
Dividends on common stock	—	—	—	—	—	(68,574)	—	—	—	(68,574)
Employee stock options/other	67	—	—	67	1,003	—	—	—	—	1,070
Stock awards	—	—	688	—	(45,572)	—	—	—	45,572	—
Stock-based compensation	—	—	—	—	46,238	—	—	—	—	46,238
Stock repurchases, including excise tax	—	—	(9,385)	—	—	—	—	—	(543,583)	(543,583)
Tax payments associated with stock-based compensation awards	—	—	(354)	—	—	—	—	—	(23,864)	(23,864)
Balance at November 30, 2025	74,477	—	(11,304)	$74,477	$863,718	$3,629,638	$(3,538)	$—	$(663,437)	$3,900,858
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$428,789	$655,018	$590,177
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(22,505)	(33,195)	(14,984)
Distributions of earnings from unconsolidated joint ventures	33,240	26,775	23,171
Amortization of debt issuance costs	3,638	3,483	3,381
Depreciation and amortization	37,303	37,272	36,413
Deferred income taxes	13,756	17,054	41,393
Gain on sale of investment	—	(12,516)	—
Loss on early extinguishment of debt	954	—	—
Stock-based compensation	46,238	34,470	34,612
Inventory impairments and land option contract abandonments	32,051	4,597	11,424
Changes in assets and liabilities:
Receivables	4,996	16,586	(12,919)
Inventories	(179,457)	(385,795)	426,812
Accounts payable, accrued expenses and other liabilities	(75,166)	(7,241)	(62,200)
Other, net	11,845	6,214	5,419
Net cash provided by operating activities	335,682	362,722	1,082,699
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(16,362)	(14,509)	(27,694)
Return of investments in unconsolidated joint ventures	2,965	1,992	5,100
Proceeds from sale of investment	—	1,709	—
Purchases of property and equipment, net	(48,400)	(39,311)	(35,468)
Net cash used in investing activities	(61,797)	(50,119)	(58,062)
Cash flows from financing activities:
Borrowings under revolving credit facility	740,000	—	170,000
Repayments under revolving credit facility	(740,000)	—	(320,000)
Payment of issuance costs	(9,891)	—	—
Payments on mortgages and land contracts due to land sellers and other loans	(73)	(917)	(3,843)
Issuance of common stock under employee stock plans	1,070	10,433	8,857
Stock repurchases and excise taxes paid	(541,303)	(353,698)	(411,438)
Tax payments associated with stock-based compensation awards	(23,864)	(25,016)	(14,238)
Payments of cash dividends	(68,574)	(71,554)	(56,831)
Net cash used in financing activities	(642,635)	(440,752)	(627,493)
Net increase (decrease) in cash and cash equivalents	(368,750)	(128,149)	397,144
Cash and cash equivalents at beginning of year	599,193	727,342	330,198
Cash and cash equivalents at end of year	$230,443	$599,193	$727,342
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.Summary of Significant Accounting Policies
Operations.  KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums.  As of November 30, 2025, we conducted ongoing operations in Arizona, California, Colorado, Florida, Idaho,
Nevada, North Carolina, Texas and Washington.  We also offer property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments.  We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, which is an unconsolidated joint venture between us and a third party.
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
Cash and Cash Equivalents.  We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Our cash equivalents totaled $152.6 million at November 30, 2025 and $385.1 million at November 30, 2024.  At November 30, 2025 and 2024, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
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
Property and Equipment and Depreciation.  Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to 15 years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and
leasehold improvements – life of the lease.  Repair and maintenance costs are expensed as incurred.  Depreciation expense totaled $37.3 million in 2025, $37.3 million in 2024 and $36.4 million in 2023.
Investments in Equity Securities.  We have elected to measure our investments in equity securities without readily determinable fair values at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer.  These investments, which totaled $15.2 million at both
November 30, 2025 and 2024, are included in other assets in our consolidated balance sheets.
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
Concurrent with the recognition of revenues in our consolidated statements of operations, all sales incentives are recorded as a reduction of revenues.  Sales incentives vary by community and may be in the form of price concessions on the selling price of a home, mortgage-related concessions, closing cost allowances and/or free products or services.  When we provide sales incentives in the form of free products or services to homebuyers, their costs are reflected as construction and land costs because such incentives are identified in our home sales contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts.  Cash proceeds from home sale closings held by third-party escrow agents for our benefit, typically for less than five days, are considered deposits in-transit and classified as cash.
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
Homebuilding revenues include forfeited deposits, which occur when home sales or land sales contracts, if any, that involve a non-refundable deposit are cancelled.  Revenues from forfeited deposits are immaterial.
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
Disaggregation of Revenues. Our homebuilding operations accounted for 99.6%, 99.6% and 99.5% of our total revenues for the years ended November 30, 2025, 2024 and 2023, respectively, with most of those revenues generated from home sales contracts with customers.  Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statements of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment
Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Advertising Costs.  We expense advertising costs as incurred.  We incurred advertising costs of $42.0 million in 2025,
$39.9 million in 2024 and $34.2 million in 2023.
Legal Fees.  Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred.  Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred.  We expensed legal fees of $8.3 million in 2025, $8.7 million in 2024 and $10.4 million in 2023.

Stock-Based Compensation.  We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period.  For certain equity-based awards granted in October 2025 containing new provisions that accelerate or continue vesting upon retirement, we recognize compensation expense over the period from the grant date to the date that retirement eligibility is achieved, if that is expected to occur during the standard vesting period.  Additionally, for such awards granted to retirement-
eligible employees, the full compensation cost of the award is recognized immediately upon grant.  We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data.  We estimate the fair value of other equity-based awards using the closing price of our common stock on the grant date.  For PSUs, we recognize compensation expense ratably over the vesting period when it is probable that stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change.  We account for forfeitures of equity-
based awards as they occur.
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
Accumulated Other Comprehensive Loss.  The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2025 and 2024 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations.  Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share.  We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders.  Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method.  We had no other participating securities at November 30,
2025, 2024 or 2023.
Adoption of New Accounting Pronouncement.  In November 2023, the FASB issued Accounting Standards Update No.
2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required for all prior periods presented.  We adopted ASU 2023-07 for 2025 and included the related disclosures in Note 2 – Segment Information.  The adoption of this guidance, which is related to disclosures only, had no impact on our consolidated financial statements.
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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles-Goodwill and Other-
Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU
2025-06”), which modernizes the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs.  The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied using a prospective, retrospective or modified transition approach.  Early adoption is permitted as of the beginning of an annual reporting period.  We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Note 2.Segment Information
We operate two principal businesses: homebuilding and financial services. An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
Each of our homebuilding divisions has been identified as an operating segment.  Our homebuilding operating segments have been aggregated into four homebuilding reporting segments, based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics.  Our CODM, identified as our chief executive officer and chief operating officer for purposes of our reportable segment disclosures, regularly reviews operating results for the individual operating segments that comprise our reporting segments.
The CODM evaluates the performance of our homebuilding operating segments primarily based on their respective housing gross profit margin and pretax income (loss).  These profitability measures are used by the CODM in making operating and capital resource allocation decisions at the segment level, including their review and approval of land acquisition and land sale transactions.  The CODM also uses these measures in business planning and forecasting, and considers budget-to-actual variances for these measures when assessing segment performance.  In addition, segment pretax income (loss) is used by the
CODM in determining the compensation of certain employees.
As of November 30, 2025, our homebuilding reporting segments conducted ongoing operations in the following states:

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
We also have one financial services reporting segment.  The CODM reviews pretax income for our financial services segment to assess performance and to inform decisions about the allocation of resources to the segment and as to financial services product offerings.
Our financial services reporting segment earns revenues primarily from insurance commissions and from the provision of title services.  We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through
KBHS, our unconsolidated joint venture with GR Alliance, a subsidiary of Guaranteed Rate, Inc.  We and GR Alliance each have a 50.0% ownership interest, with GR Alliance providing management oversight of KBHS’ operations.  The financial services reporting segment is separately reported in our consolidated financial statements and in Note 3 – Financial Services.
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
The following tables present certain statements of operations information relating to our homebuilding reporting segments
(in thousands):

	Year Ended November 30, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$2,690,807	$1,245,446	$1,176,854	$1,097,453	$—	$6,210,560
Land	858	—	—	487	—	1,345
Total	2,691,665	1,245,446	1,176,854	1,097,940	—	6,211,905
Construction and land costs:
Housing	(2,205,357)	(940,796)	(960,962)	(910,342)	(7,804)	(5,025,261)
Land	(812)	—	—	(536)	—	(1,348)
Inventory-related charges	(4,324)	(1,642)	(20,407)	(5,678)	—	(32,051)
Total	(2,210,493)	(942,438)	(981,369)	(916,556)	(7,804)	(5,058,660)
Gross profits:
Housing (a)	481,126	303,008	195,485	181,433	(7,804)	1,153,248
Land	46	—	—	(49)	—	(3)
Total	481,172	303,008	195,485	181,384	(7,804)	1,153,245
Marketing expenses	(60,972)	(23,615)	(39,179)	(30,427)	(9,276)	(163,469)
Commission expenses	(77,451)	(39,906)	(50,874)	(43,412)	—	(211,643)
General and administrative expenses	(43,213)	(25,677)	(31,941)	(29,542)	(140,697)	(271,070)
Operating income (loss)	299,536	213,810	73,491	78,003	(157,777)	507,063
Other (b)	5,953	(215)	13	(3)	6,399	12,147
Homebuilding pretax income (loss)	$305,489	$213,595	$73,504	$78,000	$(151,378)	$519,210

Housing gross profit margin as a percentage of housing revenues	17.9%	24.3%	16.6%	16.5%	—%	18.6%

	Year Ended November 30, 2024
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$2,931,648	$1,309,950	$1,449,632	$1,207,437	$—	$6,898,667
Land	410	—	3,162	—	—	3,572
Total	2,932,058	1,309,950	1,452,794	1,207,437	—	6,902,239
Construction and land costs:
Housing	(2,364,046)	(984,463)	(1,133,497)	(956,136)	(6,643)	(5,444,785)
Land	(21)	—	(2,080)	—	—	(2,101)
Inventory-related charges	(2,941)	(267)	(843)	(546)	—	(4,597)
Total	(2,367,008)	(984,730)	(1,136,420)	(956,682)	(6,643)	(5,451,483)
Gross profits:
Housing (a)	564,661	325,220	315,292	250,755	(6,643)	1,449,285
Land	389	—	1,082	—	—	1,471
Total	565,050	325,220	316,374	250,755	(6,643)	1,450,756
Marketing expenses	(55,057)	(24,489)	(43,341)	(27,668)	(7,553)	(158,108)
Commission expenses	(83,492)	(42,682)	(63,532)	(48,621)	—	(238,327)
General and administrative expenses	(56,887)	(29,267)	(38,069)	(31,353)	(134,837)	(290,413)
Operating income (loss)	369,614	228,782	171,432	143,113	(149,033)	763,908
Other (b)	6,252	(242)	31	22	32,057	38,120
Homebuilding pretax income (loss)	$375,866	$228,540	$171,463	$143,135	$(116,976)	$802,028

Housing gross profit margin as a percentage of housing revenues	19.3%	24.8%	21.7%	20.8%	—%	21.0%

	Year Ended November 30, 2023
	West Coast		Southwest	Central	Southeast	Corporate and Other	Total
Revenues:		2 0 2 4
Housing	$2,321,093		$1,163,913	$1,827,264	$1,058,151	$—	$6,370,421
Land	—		6,035	4,650	—	—	10,685
Total	2,321,093		1,169,948	1,831,914	1,058,151	—	6,381,106
Construction and land costs:
Housing	(1,883,520)		(891,121)	(1,413,021)	(811,756)	(9,941)	(5,009,359)
Land	—		(4,911)	(4,581)	—	—	(9,492)
Inventory-related charges	(4,902)		(57)	(2,461)	(4,004)	—	(11,424)
Total	(1,888,422)		(896,089)	(1,420,063)	(815,760)	(9,941)	(5,030,275)
Gross profits:
Housing (a)	432,671		272,735	411,782	242,391	(9,941)	1,349,638
Land	—		1,124	69	—	—	1,193
Total	432,671		273,859	411,851	242,391	(9,941)	1,350,831
Marketing expenses	(50,318)		(23,917)	(41,020)	(22,677)	(5,645)	(143,577)
Commission expenses	(70,060)		(37,472)	(74,048)	(41,163)	—	(222,743)
General and administrative expenses	(45,334)		(23,846)	(38,180)	(31,422)	(126,992)	(265,774)
Operating income (loss)	266,959		188,624	258,603	147,129	(142,578)	718,737
Other (b)	(730)		(127)	20	145	13,738	13,046
Homebuilding pretax income (loss)	$266,229		$188,497	$258,623	$147,274	$(128,840)	$731,783

Housing gross profit margin as a percentage of housing revenues	18.6%		23.4%	22.5%	22.9%	—%	21.2%
(a)Housing gross profits are calculated by subtracting housing construction and land costs and inventory-related charges from housing revenues.
(b)Other is primarily comprised of interest income, interest expense and equity in income (loss) of unconsolidated joint ventures.  For the year ended
November 30, 2024, Corporate and Other also includes a gain associated with the sale of our ownership interest in a privately held technology company, as described in Note 11 – Other Assets.  The following table summarizes the equity in income (loss) of unconsolidated joint ventures by homebuilding reporting segment (in thousands):

	Years Ended November 30,
	2025	2024	2023
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$5,937	$6,241	$(731)
Southwest	(219)	(244)	(127)
Central	—	—	—
Southeast	(3)	22	145
Total	$5,715	$6,019	$(713)
The following tables present certain balance sheet information relating to our homebuilding reporting segments (in thousands):

	November 30,
	2025	2024
Inventories:
West Coast	$3,048,056	$2,915,543
Southwest	969,260	845,910
Central	758,962	839,920
Southeast	894,524	926,647
Total	$5,670,802	$5,528,020

	November 30,
	2025	2024
Investments in unconsolidated joint ventures:
West Coast	$68,708	$59,286
Southwest	1,180	5,209
Central	—	—
Southeast	2,548	2,525
Total	$72,436	$67,020

Assets:
West Coast	$3,300,212	$3,178,188
Southwest	1,019,475	915,072
Central	910,307	1,001,393
Southeast	943,846	972,993
Corporate and other	446,603	801,600
Total	$6,620,443	$6,869,246
Note 3.Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2025	2024	2023
Revenues
Insurance commissions	$14,240	$16,403	$17,804
Title services	10,069	11,444	11,719
Total	24,309	27,847	29,523
Expenses
General and administrative	(6,120)	(6,133)	(5,726)
Operating income	18,189	21,714	23,797
Equity in income of unconsolidated joint ventures	16,790	27,176	15,697
Pretax income	$34,979	$48,890	$39,494

	November 30,
	2025	2024
Assets
Cash and cash equivalents	$1,829	$1,220
Receivables	5,569	5,407
Investments in unconsolidated joint ventures	13,231	21,997
Other assets (a)	39,180	38,299
Total assets	$59,809	$66,923
Liabilities
Accounts payable and accrued expenses	$3,210	$2,719
Total liabilities	$3,210	$2,719
(a)Other assets at November 30, 2025 and 2024 included $39.1 million and $38.2 million, respectively, of contract assets for estimated future renewal commissions.

Note 4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2025	2024	2023
Numerator:
Net income	$428,789	$655,018	$590,177
Less: Distributed earnings allocated to participating securities	(426)	(527)	(413)
Less: Undistributed earnings allocated to participating securities	(2,244)	(4,301)	(3,861)
Numerator for basic earnings per share	426,119	650,190	585,903
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	2,244	4,301	3,861
Less: Undistributed earnings reallocated to participating securities	(2,200)	(4,179)	(3,744)
Numerator for diluted earnings per share	$426,163	$650,312	$586,020

Denominator:
Weighted average shares outstanding — basic	67,905	74,753	80,842
Effect of dilutive securities:
Share-based payments	1,349	2,202	2,538
Weighted average shares outstanding — diluted	69,254	76,955	83,380
Basic earnings per share	$6.28	$8.70	$7.25
Diluted earnings per share	$6.15	$8.45	$7.03
In 2025, 2024 and 2023, no outstanding stock options were excluded from the diluted earnings per share calculation.
Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
Note 5.Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2025	2024
Due from utility companies, improvement districts and municipalities (a)	$184,924	$173,733
Recoveries related to self-insurance and other legal claims	115,210	136,949
Income taxes receivable	12,108	10,543
Refundable deposits and bonds	9,468	10,667
Other	33,473	49,887
Subtotal	355,183	381,779
Allowance for doubtful accounts	(4,547)	(4,246)
Total	$350,636	$377,533
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

Note 6.Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2025	2024
Homes completed or under construction	$1,571,793	$1,990,113
Land under development	4,099,009	3,537,907
Total	$5,670,802	$5,528,020
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
Land under development at November 30, 2025 and 2024 included land held for future development of $27.3 million and
$21.2 million, respectively.  Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future.  These assets are generally located in submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2025	2024	2023
Capitalized interest at beginning of year	$122,387	$134,375	$145,494
Interest incurred	113,921	105,642	107,086
Interest amortized to construction and land costs (a)	(110,681)	(117,630)	(118,205)
Capitalized interest at end of year	$125,627	$122,387	$134,375
(a)Interest amortized to construction and land costs for the years ended November 30, 2025, 2024 and 2023 included nominal amounts related to land sales during the periods.
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
We evaluated 11, eight and five communities or land parcels for recoverability as of November 30, 2025, 2024 and 2023, respectively.  The carrying values of those communities or land parcels evaluated as of November 30, 2025, 2024 and 2023 were $154.1 million, $139.5 million and $89.3 million, respectively.  In addition, we evaluated land held for future development for recoverability as of November 30, 2025, 2024 and 2023.  Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
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

Years Ended November 30,
Unobservable Input (a)	2025	2024	2023
Average selling price	$394,500 - $680,300	n/a	n/a
Deliveries per month	2 - 3	n/a	n/a
Discount rate	17% - 20%	n/a	n/a
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized inventory impairment charges of $15.5 million in 2025 related to four communities with a post-impairment fair value of $38.6 million.  We recognized no inventory impairment charges in 2024 or 2023.  The impairment charges in 2025 were principally driven by increased land development costs imposed by a municipality affecting certain communities, and our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein.  If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2025, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $38.0 million, representing seven communities and various other land parcels.  As of November 30, 2024, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $32.1 million, representing four communities and various other land parcels.

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
Based on the results of our assessments, we recognized land option contract abandonment charges of $16.5 million in 2025,
$4.6 million in 2024 and $11.4 million in 2023.  Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold.  While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2025 within five years.
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
Note 8.Variable Interest Entities
Unconsolidated Joint Ventures.  We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located.  Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement.  We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary.  Based on our analyses, we determined that one of our joint ventures at November 30, 2025 and 2024 was a VIE, but we were not the primary beneficiary of the VIE.  Therefore, all of our joint ventures at November 30, 2025 and 2024 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary.  Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary.  In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.  As a result of our analyses, we determined that as of November 30, 2025 and 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2025		November 30, 2024
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$51,872	$1,320,433	$50,469	$1,705,542
Other land option contracts and other similar contracts	29,014	742,861	31,470	885,588
Total	$80,886	$2,063,294	$81,939	$2,591,130

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $62.8 million at
November 30, 2025 and $34.3 million at November 30, 2024.  These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements.  Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period.  For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s).  In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-
reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $15.4 million at November 30, 2025 and $26.0 million at November 30, 2024.
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
We had investments in six unconsolidated joint ventures as of November 30, 2025, 2024 and 2023.  The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2025	2024	2023
Revenues	$70,038	$65,866	$2,871
Construction and land costs	(52,650)	(48,627)	(1,111)
Other expenses, net	(5,810)	(5,033)	(2,907)
Income (loss)	$11,578	$12,206	$(1,147)
The combined revenues and construction and land costs for November 30, 2025 and 2024 primarily related to homes delivered by an unconsolidated joint venture in California.  In 2023, our unconsolidated joint ventures did not deliver any homes.
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	November 30,
	2025	2024
Assets
Cash	$14,347	$18,869
Receivables	5,517	2,918
Inventories	155,015	158,322
Other assets	620	1,052
Total assets	$175,499	$181,161

Liabilities and equity
Accounts payable and other liabilities	$10,063	$8,091
Notes payable (a)	40,216	47,300
Equity	125,220	125,770
Total liabilities and equity	$175,499	$181,161
(a)As of both November 30, 2025 and 2024, the unconsolidated joint venture in California that delivered homes in 2025 and
2024 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities.  In January 2025, the term loan was amended, increasing the aggregate commitment to
$60.0 million from $55.0 million, and providing an eight-month loan extension option, which replaced two previous six-
month extension options.  Pursuant to the amendment, the aggregate commitment was reduced to $55.2 million on August
31, 2025, and is to be reduced to $40.0 million on February 28, 2026.  This term loan is scheduled to mature on April 19,
2026, unless extended or terminated pursuant to its applicable terms.  If the term loan is extended, the aggregate commitment would be reduced to $28.0 million effective April 19, 2026.  Borrowings under the term loan are secured by the underlying property and related project assets.  None of our other unconsolidated joint ventures had outstanding debt at
November 30, 2025 or 2024.
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

	Years Ended November 30,
	2025	2024	2023
Revenues	$103,028	$129,516	$100,785
Expenses	(69,449)	(75,165)	(69,390)
Income	$33,579	$54,351	$31,395
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	November 30,
	2025	2024
Assets
Cash and cash equivalents (a)	$23,393	$31,702
Mortgage loans held for sale	177,068	122,828
Other assets	8,104	22,815
Total assets	$208,565	$177,345

Liabilities and equity
Accounts payable and other liabilities	$13,394	$15,398
Funding facilities	168,709	117,953
Equity	26,462	43,994
Total liabilities and equity	$208,565	$177,345
(a)Cash and cash equivalents includes restricted cash of $.9 million at November 30, 2025 and $1.3 million at November 30,
2024.
Mortgage loans held for sale.  Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest rate lock commitments.  KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria.  KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting.  As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations.  The fair value of
IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans, as well as the probability that the mortgage loans will fund within the terms of the IRLCs.  The fair value of IRLCs included in other assets in KBHS’ balance sheets was $4.6 million at November 30, 2025 and $16.0 million at November 30, 2024.  The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $11.4 million for 2025 and $16.0 million for 2023 and a gain of $2.1 million for 2024.
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

Funding facilities.  KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements.  The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements.  KBHS was in compliance with these covenants as of November 30, 2025.  In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to extend such credit facilities to KBHS to fund its originated mortgage loans.  KBHS intends to renew these facilities when they expire at various dates in 2026.  The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of our Guarantor Subsidiaries.
Note 10.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2025	2024
Computer software and equipment	$61,627	$54,875
Model furnishings and sales office improvements	120,357	102,907
Leasehold improvements, office furniture and equipment	23,019	22,280
Subtotal	205,003	180,062
Accumulated depreciation	(103,546)	(89,703)
Total	$101,457	$90,359
Note 11.Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2025	2024
Cash surrender value of corporate-owned life insurance contracts	$51,182	$51,912
Lease right-of-use assets	17,494	18,704
Prepaid expenses	14,982	17,799
Other (a)	24,175	17,505
Total	$107,833	$105,920
(a)Other includes investments in equity securities without readily determinable fair values, totaling $15.2 million at
November 30, 2025 and 2024.  We received these securities in connection with the March 1, 2024 sale of substantially all the assets of an investee company, in which we had an aggregate ownership interest of approximately 13.5%, to a privately held buyer through a merger.  From the sale, we received cash plus certain preferred and common equity interests in the buyer.  In connection with the sale, we recognized a gain of $12.5 million, which was included in interest income and other in our consolidated statements of operations for the year ended November 30, 2024.

Note 12.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2025	2024
Self-insurance and other legal liabilities	$290,107	$315,851
Employee compensation and related benefits	157,170	182,460
Warranty liability	101,245	96,026
Inventory-related obligations (a)	48,243	44,408
Accrued interest payable	29,219	28,806
Customer deposits	28,033	44,029
Lease liabilities	19,775	20,859
Real estate and business taxes	13,612	17,056
Other	44,542	46,766
Total	$731,946	$796,261
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
Note 13.Leases
We lease certain property and equipment for use in our operations.  We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases.  Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months.  Some of our leases include one or more renewal options, the exercise of which is generally at our discretion.  Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised.  Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives.  Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments.  In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization.  Our lease population at
November 30, 2025 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases.  Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less.  For the years ended November 30, 2025, 2024 and 2023, our total lease expense was $20.5 million, $20.2 million and
$22.1 million, respectively, and included short-term lease costs of $7.2 million, $7.0 million and $8.6 million, respectively.
Variable lease costs and external sublease income for the years ended November 30, 2025, 2024 and 2023 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	November 30,
	2025	2024
Lease right-of-use assets (a)	$17,519	$18,734
Lease liabilities (a)	19,801	20,887
Weighted-average remaining lease term	2.9 years	2.8 years
Weighted-average discount rate (incremental borrowing rate)	4.5%	4.6%

(a)Lease right-of-use assets and lease liabilities are predominantly within our homebuilding operations, with only nominal amounts in our financial services operations.
The following table presents additional information about our leases (in thousands):

	Years Ended November 30,
	2025	2024
Lease right-of-use assets obtained in exchange for new lease liabilities	$7,968	$4,780
Cash payments on lease liabilities	12,459	12,594
As of November 30, 2025, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2026	$7,935
2027	7,001
2028	4,077
2029	1,586
2030	592
Thereafter	—
Total lease payments	21,191
Less: Interest	(1,390)
Present value of lease liabilities	$19,801
Note 14.Income Taxes
Income Tax Expense.  The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2025
Current	$(90,600)	$(21,100)	$(111,700)
Deferred	(8,600)	(5,100)	(13,700)
Income tax expense	$(99,200)	$(26,200)	$(125,400)

2024
Current	$(147,300)	$(31,500)	$(178,800)
Deferred	(3,100)	(14,000)	(17,100)
Income tax expense	$(150,400)	$(45,500)	$(195,900)

2023
Current	$(123,200)	$(17,200)	$(140,400)
Deferred	(8,400)	(32,300)	(40,700)
Income tax expense	$(131,600)	$(49,500)	$(181,100)
Our effective tax rates were 22.6% for 2025, 23.0% for 2024 and 23.5% for 2023.
In 2025, our income tax expense and effective tax rate included the favorable impacts of $13.1 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $8.2 million of excess tax benefits related to stock-
based compensation, partly offset by $12.9 million of non-deductible executive compensation expense.  In 2024, our income tax expense and effective tax rate reflected the favorable impacts of $19.3 million of Section 45L tax credits and $7.9 million of excess tax benefits related to stock-based compensation, partly offset by $10.7 million of non-deductible executive compensation expense.  In 2023, our income tax expense and effective tax rate reflected the favorable impacts of $25.2 million of Section 45L tax credits and $5.5 million of excess tax benefits related to stock-based compensation, partly offset by
$12.2 million of non-deductible executive compensation expense.
In 2025, Section 45L tax credits decreased year over year, largely reflecting the impact of guidance the IRS issued in 2023 that heightened the Section 45L energy-efficiency qualification standard for homes built in California relative to other states and our decision to build homes in many of our markets beginning in 2025 that are highly energy efficient and qualify for
ENERGY STAR certification but do not qualify for Section 45L tax credits.  We believe the additional costs necessary to satisfy the higher standards for some of our homes outweigh the possible benefits of meeting those higher standards for both our business and our buyers.
On July 4, 2025, the OBBBA was signed into law.  Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026.  As a result, beginning in our 2026 third quarter, our income tax expense and effective tax rate will no longer reflect a benefit from such tax credits as to homes delivered after the effective date.  The other tax-related provisions of the OBBBA are not expected to have a material impact on our consolidated financial statements.
Deferred Tax Assets, Net.  Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.  Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2025	2024
Deferred tax liabilities:
Capitalized expenses	$27,463	$26,792
State taxes	7,860	9,680
Depreciation and amortization	5,169	8,055
Other	313	308
Total	40,805	44,835

Deferred tax assets:
Warranty, legal and other accruals	49,322	50,360
Employee benefits	47,482	53,282
NOLs from 2006 through 2025	20,280	21,811
Capitalized expenses	18,839	21,861
Inventory impairment and land option contract abandonment charges	5,261	7,653
Partnerships and joint ventures	2,189	5,879
Tax credits	410	2,019
Other	1,187	1,191
Total	144,970	164,056
Valuation allowance	(15,500)	(16,800)
Total	129,470	147,256
Deferred tax assets, net	$88,665	$102,421
Reconciliation of Expected Income Tax Expense.  The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2025		2024		2023
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(116,380)	(21.0)%	$(178,692)	(21.0)%	$(161,982)	(21.0)%
Tax credits	14,726	2.7	19,321	2.3	25,218	3.3
Stock compensation	6,719	1.2	6,405.7		4,471.6
Valuation allowance for deferred tax assets	1,300.2		100	—	200	—
Non-deductible compensation	(10,527)	(1.9)	(8,703)	(1.0)	(9,975)	(1.3)
State taxes, net of federal income tax benefit	(21,755)	(3.9)	(36,028)	(4.2)	(39,307)	(5.1)
Other, net	517.1		1,697.2		275	—
Income tax expense	$(125,400)	(22.6)%	$(195,900)	(23.0)%	$(181,100)	(23.5)%
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
Our deferred tax assets of $104.2 million at November 30, 2025 and $119.2 million at November 30, 2024 were partially offset in each year by valuation allowances of $15.5 million and $16.8 million, respectively.  The deferred tax asset valuation allowances at November 30, 2025 and 2024 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.  As a result of changes in state income tax rates and our utilization of certain state
NOLs, we reduced the valuation allowance by $1.3 million in 2025.  As of November 30, 2025, we would need to generate approximately $356.0 million of pretax income within certain states in future periods before 2044 to realize our deferred tax assets.  Based on the evaluation of our deferred tax assets as of November 30, 2025 and 2024, we determined that most of our deferred tax assets would be realized.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income.  Depending on their applicable statutory period, the state NOLs of $20.3 million, if not utilized, will begin to expire between 2026 and 2044.  In 2025, $.1 million of state NOLs expired.  No state NOLs expired in 2024 or 2023.
Unrecognized Tax Benefits.  Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2025	2024	2023
Balance at beginning of year	$2,922	$2,376	$975
Increase (decrease) related to prior years’ tax positions	(1,491)	546	1,401
Balance at end of year	$1,431	$2,922	$2,376

Our unrecognized tax benefits are included in accrued expenses and other liabilities in our consolidated balance sheets.  We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes.
If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time.  During the next 12 months, it is possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change.  The potential change, if any, will be related to increases due to new tax positions taken and the accrual of interest and penalties.  Our total accrued interest and penalties related to unrecognized income tax benefits was approximately $.2 million at November 30, 2025 and 2024.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period.  As of November 30, 2025, the fiscal years ending
2022 and later remain open to federal examinations, while 2021 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”).  Based on our
analysis performed as of November 30, 2025, we do not believe that we have experienced an ownership change as defined by
Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Note 15.Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2025	2024
Senior unsecured term loan due November 12, 2029	$358,317	$358,826
6.875% Senior notes due June 15, 2027	299,096	298,560
4.80% Senior notes due November 15, 2029	298,309	297,932
7.25% Senior notes due July 15, 2030	347,084	346,574
4.00% Senior notes due June 15, 2031	387,095	386,638
Mortgages and land contracts due to land sellers and other loans (at an interest rate of 4.3% at November 30, 2025 and 2024)	3,076	3,149
Total	$1,692,977	$1,691,679
The carrying amounts of the Term Loan and senior notes listed above are net of debt issuance costs, which totaled $10.1 million at November 30, 2025 and $11.5 million at November 30, 2024.
Unsecured Revolving Credit Facility.  On November 12, 2025, we obtained a $1.20 billion Credit Facility, which refinanced and replaced our prior $1.09 billion unsecured revolving credit facility that was due to mature on February 18, 2027.
The Credit Facility will mature on November 12, 2030 and contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments.  The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit.  Interest on amounts borrowed under the Credit Facility accrues at a term SOFR, daily SOFR or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility.  Interest is payable monthly
(base rate or daily SOFR borrowings) or each month or three months (term SOFR borrowings).  The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio.  Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an
Interest Coverage Ratio or a minimum level of liquidity, each as defined therein.  Our obligations to pay borrowings under the
Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries.  The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility.  As of
November 30, 2025, we had no cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility.
Therefore, as of November 30, 2025, we had nearly $1.20 billion available for cash borrowings under the Credit Facility, with up to $248.4 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan.  On November 12, 2025, we also entered into an amendment to our Term Loan with the lenders party thereto that extended its maturity from August 25, 2026 to November 12, 2029.  Interest under the Term Loan accrues at a term SOFR, daily SOFR or base rate, plus a spread that depends on our Leverage Ratio.  Interest is payable quarterly (base rate borrowing), monthly (daily SOFR loans), or each month or three months (term SOFR borrowing).  The
Term Loan contains various covenants that are substantially the same as those under the Credit Facility.  The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries.  As of November 30, 2025 and
2024, the weighted average annual interest rates on our outstanding borrowings under the Term Loan were 5.4% and 6.0%, respectively.
LOC Facility. We maintain a LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business.  Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit.  As of November 30, 2025 and 2024, we had letters of credit outstanding under the LOC Facility of $68.2 million and
$73.3 million, respectively.
Senior Notes.  All the senior notes outstanding at November 30, 2025 and 2024 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our Guarantor
Subsidiaries’ existing unsecured and unsubordinated indebtedness.  All of our senior notes were issued in underwritten public offerings.  Interest on each of these senior notes is payable semi-annually.
The key terms of each of our senior notes outstanding as of November 30, 2025 were as follows (dollars in thousands):

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
(b)At our option, these notes may be redeemed, in whole at any time or in part from time to time, on or after July 15, 2025, at the applicable specified redemption price, including accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.  Depending on the redemption date, the applicable redemption price ranges from 100% to 103.625% of the principal amount of the notes to be redeemed.
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

Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2025, inventories having a carrying value of $16.8 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Principal payments on our notes payable are due during each year ending November 30 as follows: 2026 — $.8 million;
2027 — $301.0 million; 2028 — $.8 million; 2029 — $660.4 million; 2030 — $350.0 million; and thereafter — $390.0 million.
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
Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

		November 30, 2025			November 30, 2024
Description	Fair Value Hierarchy	Pre- Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre- Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$54,095	$(15,531)	$38,564	$—	$—	$—
(a)Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date that the fair value measurements were made.  The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2025		2024
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,331,584	$1,333,188	$1,329,704	$1,309,700
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2025	2024	2023
Balance at beginning of year	$96,026	$98,000	$101,890
Warranties issued	40,963	40,630	37,424
Payments	(35,744)	(42,604)	(45,314)
Adjustments	—	—	4,000
Balance at end of year	$101,245	$96,026	$98,000
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
As of November 30, 2025 and 2024, our self-insurance liability was primarily related to construction defect claims.  Our self-insurance liability at each reporting date represents the estimated costs of reported claims, claims incurred but not yet reported, and claim adjustment expenses.  The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time.  These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors.  Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated.  In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements.  Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more.  As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported.  Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability.
Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimated probable insurance and other recoveries of $22.3 million and $22.6 million are included in receivables in our consolidated balance sheets at November 30,
2025 and 2024, respectively.  These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from year to year.  Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2025	2024	2023
Balance at beginning of year	$185,428	$179,832	$175,977
Self-insurance provided	20,379	21,663	18,351
Payments	(28,766)	(16,008)	(20,896)
Adjustments (a)	2,206	(59)	6,400
Balance at end of year	$179,247	$185,428	$179,832
(a)Represents net changes in the portion of our self-insurance liability estimated to be recoverable from our insurers or other parties, and/or actual recoveries funded directly by our insurers or other parties, if any, and an adjustment to increase our previously recorded liability by $5.5 million in 2024 and $6.5 million in 2023.
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
In addition to the risk that is effectively self-insured through our captive insurance subsidiary, we often obtain project-
specific insurance coverage for construction defect risk on attached projects (e.g., condominiums or townhomes) with self-
insured retentions generally ranging from $50,000 to $250,000.  We record estimated liabilities and recoveries for projected losses related to these projects on a gross basis, including for known claims as well as estimates for claims incurred but not yet reported, to the extent such amounts are considered probable and estimable.
Performance Bonds and Letters of Credit.  We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures.  At November 30, 2025, we had $1.37 billion of performance bonds and $69.8 million of letters of credit outstanding.  At November 30, 2024, we had $1.33 billion of performance bonds and $81.6 million of letters of credit outstanding.  If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit.  We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates.  Rather, we are released from the performance bonds as the underlying performance is completed.
The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations.  Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts.  In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes.  At November 30, 2025, we had total cash deposits of $80.9 million to purchase land having an aggregate purchase price of $2.06 billion.  Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2025, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements.  We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect
(a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management.  Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made.  Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.  Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability.  The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made.  Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual has not been made, could be material to our consolidated financial statements.  Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
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
Common Stock.  In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to a 2022 board of directors authorization at a total cost of $75.0 million.  On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock.  This authorization replaced the 2022 authorization.  In the 2023 second, third and fourth quarters, we repurchased 7,278,995 shares of our common stock on the open market pursuant to the 2023 authorization at a total cost of $336.4 million, bringing our total repurchases for the year ended
November 30, 2023 to 9,244,437 shares of common stock at a total cost of $411.4 million.  As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization.
In the 2024 first quarter, we repurchased 826,663 shares of our common stock on the open market pursuant to the 2023 board of directors authorization at a total cost of $50.0 million.  On April 18, 2024, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the 2023 authorization, which had
$113.6 million remaining.  In the 2024 second, third and fourth quarters, we repurchased 3,898,518 shares of our common stock on the open market pursuant to the 2024 authorization at a total cost of $300.0 million, bringing our total repurchases for the year ended November 30, 2024 to 4,725,181 shares of common stock at a total cost of $350.0 million.  As of November 30,
2024, there was $700.0 million of remaining availability under the 2024 share repurchase authorization.
In the 2025 first, second and third quarters, we repurchased 7,788,113 shares of our common stock on the open market pursuant to the 2024 board of directors authorization at a total cost of $438.5 million.  On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock.  This authorization replaced the
2024 authorization, which had $261.5 million remaining.  In the 2025 fourth quarter, we repurchased 1,597,196 shares of our common stock on the open market pursuant to the 2025 authorization at a total cost of $100.0 million, bringing our total repurchases for the year ended November 30, 2025 to 9,385,309 shares of common stock at a total cost of $538.5 million.
Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares.  As of November 30, 2025, there was $900.0 million of remaining availability under the 2025 share repurchase authorization.
The IRA imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31,
2022.  All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In 2025, our board of directors declared four quarterly cash dividends of $.25 per share of common stock.  In the 2024 first quarter, our board of directors declared a quarterly cash dividend of $.20 per share of common stock.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.25 per share in the 2024 second quarter, and declared quarterly dividends at the new higher rate for the 2024 second, third and fourth quarters.  In the 2023 first and second quarters, our board of directors declared quarterly cash dividends of $.15 per share.  Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share in the 2023 second quarter, and declared quarterly dividends at this higher rate for the 2023 third and fourth quarters.  All dividends declared during 2025, 2024 and 2023 were also paid during those years.  Quarterly cash dividends declared and paid during 2025, 2024 and 2023 totaled $1.00 per share, $.95 per share and $.70 per share, respectively.

Treasury Stock.  In addition to the shares purchased pursuant to our share repurchase program, we acquired $23.9 million,
$25.0 million and $14.2 million of our common stock in 2025, 2024 and 2023, respectively.  A portion of the common stock acquired in 2025, 2024 and 2023 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards.
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
Note 20.Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2023	$(3,671)
Other comprehensive income before reclassifications	416
Amounts reclassified from accumulated other comprehensive loss (a)	(461)
Income tax expense related to items of other comprehensive loss	12
Other comprehensive loss, net of tax	(33)
Balance at November 30, 2024	(3,704)
Other comprehensive income before reclassifications	464
Amounts reclassified from accumulated other comprehensive loss (a)	(237)
Income tax expense related to items of other comprehensive income	(61)
Other comprehensive income, net of tax	166
Balance at November 30, 2025	$(3,538)
(a)Amount is comprised solely of the amortization of net actuarial gain. The accumulated other comprehensive loss component is included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement
Benefits.
There is no estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2026.
Note 21.Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we match employee contributions up to 6% of eligible compensation per payroll period.  The aggregate cost of the 401(k) Plan to us was $9.0 million in 2025, $8.8 million in 2024 and $8.3 million in 2023.  The assets of the 401(k) Plan are held by a third-
party trustee, with an affiliate of the trustee managing some fund options offered by the 401(k) Plan.  The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan.
As of November 30, 2025, 2024 and 2023, approximately 4%, 6% and 5%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
Approval of the Amended and Restated KB Home 2014 Equity Incentive Plan.  We maintain one active equity compensation plan, the Amended and Restated KB Home 2014 Equity Incentive Plan (“Amended and Restated 2014 Plan”),
with an aggregate share grant capacity for stock-based awards to our employees, non-employee directors and consultants of
18,200,000 shares.  In addition, if an award made under the Amended and Restated KB Home 2014 Equity Incentive Plan
subsequently expires or is canceled, forfeited or settled for cash, then any shares associated with such award may, to the extent of such expiration, cancellation, forfeiture or cash settlement, be used again for new grants under the plan, and shares tendered or withheld to satisfy tax withholding obligations with respect to a full value award may be used again for new grants under the plan.  Under the Amended and Restated 2014 Plan, grants of stock options and other similar awards reduce the share grant capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the share grant capacity on a 1.78-for-1 basis.  Any shares that again become available for grant will be added back to the equity incentive plan’s available grant capacity in the same manner in which they were initially deducted (i.e., 1-for-1 or 1.78-for-1).  The Amended and Restated 2014 Plan provides that stock options may be awarded for periods of up to 10 years, and enables us to grant other stock-based awards and cash bonuses.
Stock-Based Compensation.  With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock and PSUs.  Certain stock-based compensation benefits are also provided to our non-employee directors pursuant to the Non-Employee Directors Compensation Plan (“Director Plan”).  Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.  Stock-based compensation expense for 2025 included $16.0 million recognized on an accelerated basis for certain equity awards granted in October 2025 that included new provisions for accelerated vesting of restricted stock and continued
vesting of PSUs for long-tenured employees upon retirement.  The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2025	2024	2023
Restricted stock	$14,956	$10,699	$9,659
PSUs	29,630	22,296	23,065
Director awards	1,652	1,475	1,888
Total	$46,238	$34,470	$34,612
Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2025		2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	418,141	$16.17	1,109,567	$15.50	1,674,393	$15.56
Granted	—	—	—	—	—	—
Exercised	(67,277)	15.94	(691,426)	15.09	(564,826)	15.68
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	350,864	$16.21	418,141	$16.17	1,109,567	$15.50
Options exercisable at end of year	350,864	$16.21	418,141	$16.17	1,109,567	$15.50
Options available for grant at end of year	7,203,338		7,794,922		8,245,553
There were no stock options granted in 2025, 2024 or 2023.  We have not granted any stock option awards since 2016.
The total intrinsic value of stock options exercised was $3.2 million in 2025, $32.7 million in 2024 and $17.4 million in 2023.
The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $16.9 million at
November 30, 2025, $27.8 million at November 30, 2024, and $40.6 million at November 30, 2023.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
All of the stock options outstanding and stock options exercisable at November 30, 2025 had an exercise price of $16.21 and a remaining contractual life of .8 years.  At November 30, 2025, there was no unrecognized stock-based compensation expense related to stock option awards as all these awards were fully vested.
Restricted Stock.  From time to time, we grant restricted stock to various employees as a compensation benefit.  During the restriction periods, these employees are entitled to vote and to receive cash dividends on such shares.  Except as to recipients of the restricted stock awards granted in October 2025 who were retirement-eligible on the grant date or who become retirement-
eligible during the standard vesting period, the restrictions imposed with respect to the shares granted lapse in installments within, or in full at the end of, three years after their grant date if certain conditions are met.

Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2025		2024		2023
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	457,140	$50.45	588,167	$21.29	543,886	$19.50
Granted	165,707	58.79	181,287	74.46	329,209	41.78
Vested	(263,561)	44.73	(292,217)	37.48	(268,696)	42.12
Cancelled	(39,258)	51.18	(20,097)	35.88	(16,232)	32.24
Outstanding at end of year	320,028	$59.43	457,140	$50.45	588,167	$21.29
As of November 30, 2025, we had $15.2 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units.  On October 9, 2025, we granted PSUs to certain employees.  Each PSU grant corresponds to a target amount of our common stock (“Award Shares”).  Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2025 and ending on November 30, 2028, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-
production public homebuilding companies.  The grant date fair value of each such PSU was $57.59.  Upon vesting, each PSU recipient is entitled to receive a proportionate amount of credited cash dividends that are paid in respect of one share of our common stock with a record date between the grant date and the date the compensation committee of our board of directors determines the applicable performance achievements, if any.  On October 10, 2024, we granted PSUs to certain employees with generally similar terms as the 2025 PSU grants, except that the applicable performance period commenced on December 1,
2024 and ends on November 30, 2027.  The grant date fair value of each such PSU was $79.81.  On October 5, 2023, we granted PSUs to certain employees with generally similar terms as the 2025 PSU grants, except that the applicable performance period commenced on December 1, 2023 and ends on November 30, 2026.  The grant date fair value of each such PSU was
$44.10.
PSU transactions are summarized as follows:

	Years Ended November 30,
	2025		2024		2023
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,156,049	$44.12	1,225,415	$21.18	1,273,157	$19.70
Granted	546,814	57.59	450,270	70.66	554,523	39.80
Vested	(530,015)	39.31	(519,636)	40.06	(602,265)	35.20
Cancelled	(20,282)	40.54	—	—	—	—
Outstanding at end of year	1,152,566	$49.01	1,156,049	$44.12	1,225,415	$21.18

The number of shares of our common stock actually granted to a recipient, if any, upon the vesting of a PSU depends on the degree of achievement of the applicable performance measures during the designated three-year performance period.  The shares of our common stock that were granted under the terms of PSUs that vested in 2025 included an aggregate of 235,562 shares above the target amount awarded to the eligible recipients based on performance from December 1, 2021 through
November 30, 2024.  PSUs that vested in 2024 included an aggregate of 259,818 shares above the target amount based on performance from December 1, 2020 through November 30, 2023, and PSUs that vested in 2023 included an aggregate of
267,674 shares above the target amount based on our performance from December 1, 2019 through November 30, 2022.  PSUs do not have dividend or voting rights during the performance period.  Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period.  Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures.  At November 30, 2025, total unrecognized compensation cost related to unvested PSUs was $32.1 million, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards.  We have granted deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director.  At November 30, 2025, 2024 and 2023, the aggregate outstanding deferred common stock awards granted under the Director Plan were 100,840, 86,504 and 271,683, respectively.  In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the
Director Plan and elections made by each director.
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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals.  The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust.  The trust is the owner and beneficiary of such insurance contracts.  The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized.  The cash surrender value of the
Retirement Plan life insurance contracts was $29.3 million at November 30, 2025 and $31.4 million at November 30, 2024.  We recognized investment gains on the cash surrender value of the Retirement Plan life insurance contracts of $.3 million in 2025,
$.8 million in 2024 and $.1 million in 2023.  In 2025, 2024 and 2023, we paid $2.5 million, $2.4 million and $2.3 million, respectively, in benefits under the Retirement Plan to eligible former employees.  The cash surrender value of the DBO Plan life insurance contracts was $17.7 million at November 30, 2025 and $17.3 million at November 30, 2024.  We recognized investment gains on the cash surrender value of the DBO Plan life insurance contracts of $.4 million in 2025, $.5 million in
2024 and $.1 million in 2023.  In 2024, we paid $.3 million in benefits under the DBO Plan.  We paid no benefits under the
DBO Plan in 2025 and 2023.
The net periodic benefit cost of our Retirement Plan and DBO Plan is included in selling, general and administrative expenses in our consolidated statements of operations and consisted of the following (in thousands):

	Years Ended November 30,
	2025	2024	2023
Interest cost	$2,962	$3,042	$2,884
Service cost	652	695	720
Amortization of net actuarial gain	(229)	(438)	(112)
Total	$3,385	$3,299	$3,492
The liabilities related to these plans were $61.6 million at November 30, 2025 and $60.8 million at November 30, 2024, and are included in accrued expenses and other liabilities in the consolidated balance sheets.  For the years ended November 30,
2025 and 2024, the discount rates we used for the plans were approximately 4.8% and 4.9%, respectively.

Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2026 — $3.7 million; 2027 — $4.2 million; 2028 — $4.8 million; 2029 — $5.0 million; 2030 — $5.1 million; and
for the five years ended November 30, 2035 — $23.0 million in the aggregate.
Note 23.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2025	2024	2023
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$228,614	$597,973	$727,076
Financial services	1,829	1,220	266
Total	$230,443	$599,193	$727,342

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$(413)	$585	$598
Income taxes paid	115,788	196,730	142,232
Income taxes refunded	2,518	5,502	1
Supplemental disclosure of non-cash activities:
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	6,011	8,402	9,533
Increase (decrease) in consolidated inventories not owned	(10,635)	4,516	16,427
Inventories acquired through seller financing	—	3,149	2,891

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of KB Home:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2025 and
2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework), and our report dated January 23, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Self-insurance Liabilities

Description of the Matter
At November 30, 2025, the Company’s self-insurance liability of $179.2 million was primarily related to construction defect claims.  As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported.  Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time.

Auditing the Company’s self-insurance liability is complex and highly judgmental due to the complexity of the actuarial methods used to estimate losses and the degree of subjective judgment required to assess the underlying assumptions, which required us to involve our actuarial specialists.  These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made and ultimately resolved; uncertainties regarding such claims relative to the markets and types of products built; and legal or regulatory actions and interpretations, among other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s self-insurance liability estimation process including controls over the data and assumptions used in the analysis.

To test the Company’s self-insurance liability, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data utilized by the
Company’s third-party actuary, testing the existence and terms of third-party insurance policies, and involving our actuarial specialists to assist in our evaluation of the methodologies and assumptions applied by management’s third-party actuary.
Additionally, we compared the Company’s recorded self-insurance liability to estimated ranges which our actuarial specialist developed based on independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Los Angeles, California
January 23, 2026

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal
Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2025.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements.  In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Under the supervision and with the participation of senior management, including our Principal Executive
Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the
Treadway Commission.  Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of
November 30, 2025, which is presented below.
(b)Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KB Home:
Opinion on Internal Control Over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria).  In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated January 23, 2026 expressed an unqualified opinion thereon.
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
January 23, 2026
(c)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended November 30, 2025, as such terms are defined under Item 408(a) of Regulation S-
K.  Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended November 30,
2025.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report.  Except as stated below, the other information for this item will be provided to the extent applicable in the
“Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual
Meeting, Voting and Other Information” sections in our 2026 Proxy Statement and is incorporated herein by this reference.

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
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation
Discussion and Analysis” sections in our 2026 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities”
section in our 2026 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a) (i)	Weighted-average exercise price of outstanding options, warrants and rights (b) (i)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	1,503,430	$16.21	7,203,338
Equity compensation plans not approved by stockholders	—	—	—
Total	1,503,430	$16.21	7,203,338

(i)The number of shares in column (a) reflects outstanding stock options and 1,152,566 outstanding PSUs (at target amount)
as of November 30, 2025, as described in Note 21 – Employee Benefit and Stock Plans in the Notes to Consolidated
Financial Statements in this report.  For the outstanding PSUs, the number of shares approved for grant will depend on our performance on the applicable measures during the relevant performance periods, and we cannot predict the extent to which any shares under these awards will ultimately vest.  The weighted average exercise price in column (b) does not take into account the outstanding PSUs.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2026 Proxy
Statement and is incorporated herein by this reference.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2026 Proxy
Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  1.Financial Statements
Reference is made to the index set forth on page 57 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
3.Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Certificate of Correction of Restated Certificate of Incorporation, as amended, filed as an exhibit to our 2024 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

3.3	Amended and Restated By-Laws of KB Home, as amended, filed as exhibit to our Current Report on Form 8- K dated April 18, 2024 (File No. 001-09195), is incorporated by reference herein.

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

4.19†	Thirteenth Supplemental Indenture, dated as of January 16, 2026, by and among us, the Guarantors party thereto, the Additional Guarantor named therein and Regions Bank, as Trustee.

10.1	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.16
Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11,
2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File
No. 001-09195), is incorporated by reference herein.

10.17
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

10.19*
Amended and Restated KB Home 2014 Equity Incentive Plan Performance-Based Restricted Stock Unit
Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October
11, 2023, is incorporated by reference herein.

10.20*
Amended and Restated KB Home 2014 Equity Incentive Plan Restricted Stock Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October 11, 2023, is incorporated by reference herein.

10.21*	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated January 17, 2024 (File No. 001-09195), is incorporated by reference herein.

10.22*
Amended and Restated KB Home 2014 Equity Incentive Plan Performance-Based Restricted Stock Unit
Award Agreement (2025), filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended
August 31, 2025 (File No. 001-09195), is incorporated by reference herein.

10.23*
Amended and Restated KB Home 2014 Equity Incentive Plan Restricted Stock Award Agreement (2025),
filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2025 (File No.
001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.24†	Credit Agreement, dated November 12, 2025, among us, the banks party thereto and Bank of America, N.A., as Administrative Agent.

10.25†	Amended and Restated Term Loan Agreement, dated November 12, 2025, among us, the banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

19.1	Policy on Transactions in Company Securities, filed as an exhibit to our 2024 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

21†	Subsidiaries of the Registrant.

22†	List of Guarantor Subsidiaries.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant
to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	KB Home Compensation Recovery Policy, filed as an exhibit to our 2023 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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

KB Home

		By:	/S/ ROBERT R. DILLARD
Robert R. Dillard
Executive Vice President and Chief Financial Officer
Date:	January 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. MEZGER	Chairman and Chief Executive Officer (Principal Executive Officer)	January 23, 2026
Jeffrey T. Mezger

/S/ ROBERT R. DILLARD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 23, 2026
Robert R. Dillard

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 23, 2026
William R. Hollinger

/S/ JOSE M. BARRA	Director	January 23, 2026
Jose M. Barra

/S/ ARTHUR R. COLLINS	Director	January 23, 2026
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 23, 2026
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 23, 2026
Kevin P. Eltife

/S/ STUART A. GABRIEL	Director	January 23, 2026
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 23, 2026
Thomas W. Gilligan

/S/ CHERYL J. HENRY	Director	January 23, 2026
Cheryl J. Henry

/S/ JODEEN A. KOZLAK	Director	January 23, 2026
Jodeen A. Kozlak

/S/ JAMES C. WEAVER	Director	January 23, 2026
James C. Weaver