Form 10-Q
period 2026-02-28
KB HOME
filed 2026-04-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 62,648,246 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2026.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2026	2025
Total revenues	$1,077,011	$1,391,777
Homebuilding:
Revenues	$1,072,059	$1,387,041
Construction and land costs	(908,029)	(1,107,414)
Selling, general and administrative expenses	(131,044)	(152,288)
Operating income	32,986	127,339
Interest income	1,281	2,079
Equity in income of unconsolidated joint ventures	522	2,413
Homebuilding pretax income	34,789	131,831
Financial services:
Revenues	4,952	4,736
Expenses	(1,550)	(1,539)
Equity in income of unconsolidated joint venture	2,133	4,329
Financial services pretax income	5,535	7,526
Total pretax income	40,324	139,357
Income tax expense	(6,900)	(29,800)
Net income	$33,424	$109,557
Earnings per share:
Basic	$.53	$1.52
Diluted	$.52	$1.49
Weighted average shares outstanding:
Basic	62,663	71,537
Diluted	63,730	73,012
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	February 28, 2026	November 30, 2025
Assets
Homebuilding:
Cash and cash equivalents	$200,526	$228,614
Receivables	357,010	350,636
Inventories	5,703,970	5,670,802
Investments in unconsolidated joint ventures	76,835	72,436
Property and equipment, net	104,567	101,457
Deferred tax assets, net	88,665	88,665
Other assets	113,832	107,833
	6,645,405	6,620,443
Financial services	57,432	59,809
Total assets	$6,702,837	$6,680,252

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$285,923	$351,261
Accrued expenses and other liabilities	666,720	731,946
Notes payable	1,893,258	1,692,977
	2,845,901	2,776,184
Financial services	1,929	3,210
Stockholders’ equity:
Common stock — 74,506,740 and 74,477,254 shares issued at February 28, 2026 and November 30, 2025, respectively	74,507	74,477
Paid-in capital	836,755	863,718
Retained earnings	3,645,806	3,629,638
Accumulated other comprehensive loss	(3,538)	(3,538)
Treasury stock, at cost — 11,858,494 and 11,303,643 shares at February 28, 2026 and November 30, 2025, respectively	(698,523)	(663,437)
Total stockholders’ equity	3,855,007	3,900,858
Total liabilities and stockholders’ equity	$6,702,837	$6,680,252
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended February 28, 2026 and 2025
	Number of Shares
	Common Stock	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2025	74,477	(11,304)	$74,477	$863,718	$3,629,638	$(3,538)	$(663,437)	$3,900,858
Net income	—	—	—	—	33,424	—	—	33,424
Dividends on common stock	—	—	—	—	(17,256)	—	—	(17,256)
Employee stock options/other	30	—	30	447	—	—	—	477
Stock awards	—	569	—	(33,405)	—	—	33,405	—
Stock-based compensation	—	—	—	5,995	—	—	—	5,995
Stock repurchases, including excise tax	—	(843)	—	—	—	—	(50,279)	(50,279)
Tax payments associated with stock-based compensation awards	—	(280)	—	—	—	—	(18,212)	(18,212)
Balance at February 28, 2026	74,507	(11,858)	$74,507	$836,755	$3,645,806	$(3,538)	$(698,523)	$3,855,007

Balance at November 30, 2024	74,410	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$(141,562)	$4,060,616
Net income	—	—	—	—	109,557	—	—	109,557
Dividends on common stock	—	—	—	—	(19,311)	—	—	(19,311)
Employee stock options/other	27	—	27	418	—	—	—	445
Stock awards	—	561	—	(35,719)	—	—	35,719	—
Stock-based compensation	—	—	—	7,558	—	—	—	7,558
Stock repurchases, including excise tax	—	(754)	—	—	—	—	(50,303)	(50,303)
Tax payments associated with stock-based compensation awards	—	(258)	—	—	—	—	(15,884)	(15,884)
Balance at February 28, 2025	74,437	(2,704)	$74,437	$834,306	$3,359,669	$(3,704)	$(172,030)	$4,092,678

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2026	2025
Cash flows from operating activities:
Net income	$33,424	$109,557
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(2,655)	(6,742)
Distributions of earnings from unconsolidated joint ventures	4,000	13,444
Amortization of debt issuance costs	1,050	889
Depreciation and amortization	10,117	8,815
Stock-based compensation	5,995	7,558
Inventory impairments and land option contract abandonments	2,155	1,455
Changes in assets and liabilities:
Receivables	2,821	39,258
Inventories	(37,973)	(416,363)
Accounts payable, accrued expenses and other liabilities	(148,131)	(99,031)
Other, net	3,830	6,839
Net cash used in operating activities	(125,367)	(334,321)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(4,748)	—
Return of investments in unconsolidated joint ventures	—	556
Purchases of property and equipment, net	(13,224)	(11,220)
Net cash used in investing activities	(17,972)	(10,664)
Cash flows from financing activities:
Borrowings under revolving credit facility	350,000	180,000
Repayments under revolving credit facility	(150,000)	(80,000)
Payments on mortgages and land contracts due to land sellers and other loans	(315)	—
Issuance of common stock under employee stock plans	477	445
Stock repurchases	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	(18,212)	(15,884)
Payments of cash dividends	(17,256)	(19,311)
Net cash provided by financing activities	114,694	15,250
Net decrease in cash and cash equivalents	(28,645)	(329,735)
Cash and cash equivalents at beginning of period	230,443	599,193
Cash and cash equivalents at end of period	$201,798	$269,458
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2025, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2025 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months ended February 28, 2026 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $45.0 million at February 28, 2026 and $152.6 million at November 30, 2025. At February 28, 2026 and November 30, 2025, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $33.4 million for the three months ended February 28, 2026 and $109.6 million for the three months ended February 28, 2025. Our comprehensive income for each of the three-month periods ended February 28, 2026 and 2025 was equal to our net income for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which modernizes the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
2.Segment Information
We operate two principal businesses: homebuilding and financial services. An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
Each of our homebuilding divisions has been identified as an operating segment. Our homebuilding operating segments have been aggregated into four homebuilding reporting segments, based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. Through February 28, 2026, our chief executive officer and chief operating officer together served as our CODM for purposes of our reportable segment disclosures and regularly reviewed the operating results for the individual operating segments that comprise our reporting segments. Effective March 1, 2026, our chief executive officer transitioned to executive chairman of the board and our chief operating officer was promoted to chief executive officer. As a result, effective March 1, 2026, our CODM is our executive chairman of the board and our chief executive officer. This CODM transition did not affect the CODM’s approach to deciding how to allocate resources or to assessing performance with respect to our operating segments.
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
As of February 28, 2026, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present certain statements of operations information relating to our homebuilding reporting segments (dollars in thousands):

	Three Months Ended February 28, 2026
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$449,209	$180,232	$223,608	$218,425	$—	$1,071,474
Land	—	—	—	585	—	585
Total	449,209	180,232	223,608	219,010	—	1,072,059
Construction and land costs:
Housing	(383,687)	(141,919)	(189,805)	(187,692)	(2,255)	(905,358)
Land	—	—	—	(516)	—	(516)
Inventory-related charges	(645)	—	(649)	(861)	—	(2,155)
Total	(384,332)	(141,919)	(190,454)	(189,069)	(2,255)	(908,029)
Gross profits:
Housing (a)	64,877	38,313	33,154	29,872	(2,255)	163,961
Land	—	—	—	69	—	69
Total	64,877	38,313	33,154	29,941	(2,255)	164,030
Marketing expenses	(15,535)	(5,375)	(8,667)	(7,094)	(2,044)	(38,715)
Commission expenses	(15,202)	(5,928)	(9,752)	(8,698)	—	(39,580)
General and administrative expenses	(8,921)	(4,403)	(4,641)	(5,312)	(29,472)	(52,749)
Operating income (loss)	25,219	22,607	10,094	8,837	(33,771)	32,986
Other (b)	562	(37)	1	(3)	1,280	1,803
Homebuilding pretax income (loss)	$25,781	$22,570	$10,095	$8,834	$(32,491)	$34,789
Housing gross profit margin as a percentage of housing revenues	14.4%	21.3%	14.8%	13.7%	—%	15.3%

	Three Months Ended February 28, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$601,649	$312,879	$275,613	$196,900	$—	$1,387,041
Land	—	—	—	—	—	—
Total	601,649	312,879	275,613	196,900	—	1,387,041
Construction and land costs:
Housing	(490,522)	(232,408)	(219,578)	(161,875)	(1,576)	(1,105,959)
Land	—	—	—	—	—	—
Inventory-related charges	(646)	(310)	(318)	(181)	—	(1,455)
Total	(491,168)	(232,718)	(219,896)	(162,056)	(1,576)	(1,107,414)
Gross profits:
Housing (a)	110,481	80,161	55,717	34,844	(1,576)	279,627
Land	—	—	—	—	—	—
Total	110,481	80,161	55,717	34,844	(1,576)	279,627
Marketing expenses	(14,324)	(5,762)	(9,772)	(6,623)	(3,182)	(39,663)
Commission expenses	(16,883)	(10,101)	(12,048)	(8,134)	—	(47,166)
General and administrative expenses	(12,782)	(5,523)	(8,409)	(7,010)	(31,735)	(65,459)
Operating income (loss)	66,492	58,775	25,488	13,077	(36,493)	127,339
Other (b)	2,399	17	5	(3)	2,074	4,492
Homebuilding pretax income (loss)	$68,891	$58,792	$25,493	$13,074	$(34,419)	$131,831
Housing gross profit margin as a percentage of housing revenues	18.4%	25.6%	20.2%	17.7%	—%	20.2%
(a)    Housing gross profits are calculated by subtracting housing construction and land costs and inventory-related charges from housing revenues.
(b)    Other is primarily comprised of interest income, interest expense and equity in income (loss) of unconsolidated joint ventures. The following table summarizes the equity in income (loss) of unconsolidated joint ventures by homebuilding reporting segment (in thousands):

	Three Months Ended February 28,
	2026	2025
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$562	$2,399
Southwest	(37)	17
Central	—	—
Southeast	(3)	(3)
Total	$522	$2,413
The following tables present certain balance sheet information relating to our homebuilding reporting segments (in thousands):

	February 28, 2026	November 30, 2025
Inventories:
West Coast	$3,075,043	$3,048,056
Southwest	1,046,060	969,260
Central	721,833	758,962
Southeast	861,034	894,524
Total	$5,703,970	$5,670,802

	February 28, 2026	November 30, 2025
Investments in unconsolidated joint ventures:
West Coast	$72,018	$68,708
Southwest	2,272	1,180
Central	—	—
Southeast	2,545	2,548
Total	$76,835	$72,436

Assets:
West Coast	$3,365,518	$3,300,212
Southwest	1,105,748	1,019,475
Central	879,742	910,307
Southeast	902,916	943,846
Corporate and other	391,481	446,603
Total	$6,645,405	$6,620,443
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2026	2025
Revenues
Insurance commissions	$3,127	$2,561
Title services	1,825	2,175
Total	4,952	4,736
Expenses
General and administrative	(1,550)	(1,539)
Operating income	3,402	3,197
Equity in income of unconsolidated joint venture	2,133	4,329
Pretax income	$5,535	$7,526

	February 28, 2026	November 30, 2025
Assets
Cash and cash equivalents	$1,272	$1,829
Receivables	2,968	5,569
Investment in unconsolidated joint venture	13,364	13,231
Other assets (a)	39,828	39,180
Total assets	$57,432	$59,809

Liabilities
Accounts payable and accrued expenses	$1,929	$3,210
Total liabilities	$1,929	$3,210
(a)Other assets at February 28, 2026 and November 30, 2025 included $39.8 million and $39.1 million, respectively, of contract assets for estimated future renewal commissions.

4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2026	2025
Numerator:
Net income	$33,424	$109,557
Less: Distributed earnings allocated to participating securities	(74)	(113)
Less: Undistributed earnings allocated to participating securities	(76)	(567)
Numerator for basic earnings per share	33,274	108,877
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	76	567
Less: Undistributed earnings reallocated to participating securities	(75)	(555)
Numerator for diluted earnings per share	$33,275	$108,889

Denominator:
Weighted average shares outstanding — basic	62,663	71,537
Effect of dilutive securities:
Share-based payments	1,067	1,475
Weighted average shares outstanding — diluted	63,730	73,012
Basic earnings per share	$.53	$1.52
Diluted earnings per share	$.52	$1.49
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2026 and 2025.
For the three-month periods ended February 28, 2026 and 2025, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Due from utility companies, improvement districts and municipalities	$190,336	$184,924
Recoveries related to self-insurance and other legal claims	116,804	115,210
Refundable deposits and bonds	13,680	9,468
Income taxes receivable	5,535	12,108
Other	34,939	33,473
Subtotal	361,294	355,183
Allowance for doubtful accounts	(4,284)	(4,547)
Total	$357,010	$350,636

6.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Homes completed or under construction	$1,418,752	$1,571,793
Land under development	4,285,218	4,099,009
Total	$5,703,970	$5,670,802
Land under development at February 28, 2026 and November 30, 2025 included land held for future development of $27.5 million and $27.3 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
Capitalized interest at beginning of period	$125,627	$122,387
Interest incurred	28,134	26,392
Interest amortized to construction and land costs	(18,857)	(23,423)
Capitalized interest at end of period	$134,904	$125,356
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
We evaluated 16 active communities or land parcels for recoverability as of February 28, 2026 with a carrying value of $196.1 million. As of November 30, 2025, we evaluated 11 active communities or land parcels for recoverability with a carrying value of $154.1 million. In addition, we evaluated land held for future development for recoverability as of both February 28, 2026 and November 30, 2025. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month periods ended February 28, 2026 and 2025.
As of February 28, 2026, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $23.9 million, representing six communities and various other land parcels. As of November 30, 2025, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $38.0 million, representing seven communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $2.2 million and $1.5 million for the three-month periods ended February 28, 2026 and 2025, respectively.

Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated, especially in periods of volatile housing market or broader economic conditions.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2026 and November 30, 2025 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 28, 2026 and November 30, 2025 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2026 and November 30, 2025, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2026		November 30, 2025
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$38,757	$1,154,392	$51,872	$1,320,433
Other land option contracts and other similar contracts	32,732	741,668	29,014	742,861
Total	$71,489	$1,896,060	$80,886	$2,063,294
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $64.0 million at February 28, 2026 and $62.8 million at November 30, 2025. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $13.8 million at February 28, 2026 and $15.4 million at November 30, 2025.

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
We had investments in six homebuilding unconsolidated joint ventures as of February 28, 2026 and November 30, 2025. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2026	2025
Revenues	$11,056	$25,369
Construction and land costs	(8,663)	(19,002)
Other expense, net	(1,325)	(1,552)
Income	$1,068	$4,815

All the combined revenues and most of the construction and land costs for the three-month periods ended February 28, 2026 and 2025 related to homes delivered by an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	February 28, 2026	November 30, 2025
Assets
Cash	$13,765	$14,347
Receivables	9,814	5,517
Inventories	156,952	155,015
Other assets	451	620
Total assets	$180,982	$175,499

Liabilities and equity
Accounts payable and other liabilities	$12,889	$10,063
Notes payable (a)	38,034	40,216
Equity	130,059	125,220
Total liabilities and equity	$180,982	$175,499
(a)    As of both February 28, 2026 and November 30, 2025, the unconsolidated joint venture in California that delivered homes in the three-month periods ended February 28, 2026 and 2025 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. In January 2025, the loan agreement was amended, increasing the aggregate commitment to $60.0 million from $55.0 million, and providing an eight-month loan extension option to replace the two previous six-month extension options. Pursuant to the amendment, the aggregate commitment was reduced to $55.2 million on August 31, 2025, and to $40.0 million on February 28, 2026. This term loan is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. If the term loan is extended, the aggregate commitment would be reduced to $28.0 million effective April 19, 2026. Borrowings under the term loan are secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2026 or November 30, 2025.
We provide certain guarantees and indemnities to the lender in connection with the above-described term loan, including a guaranty of interest and carry costs; a guaranty to complete the construction of phases of the improvements for the project as such phases are commenced; a guaranty against losses suffered due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity from environmental issues. Except to the extent related to the foregoing guarantees and indemnities, we do not have a guaranty or any other obligation to repay borrowings under the term loan or to support the value of the underlying collateral. However, various financial and non-financial covenants apply under the term loan and with respect to the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations. As of the date of this report, we were in compliance with the relevant covenants. We do not believe that our existing exposure under our guaranty and indemnity obligations related to outstanding borrowings under the term loan is material to our consolidated financial statements.
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended February 28,
	2026	2025
Revenues	$18,559	$25,615
Expenses	(14,294)	(16,957)
Income	$4,265	$8,658
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	February 28, 2026	November 30, 2025
Assets
Cash and cash equivalents (a)	$24,344	$23,393
Mortgage loans held for sale	141,886	177,068
Other assets	7,789	8,104
Total assets	$174,019	$208,565

Liabilities and equity
Accounts payable and other liabilities	$11,334	$13,394
Funding facilities	135,957	168,709
Equity	26,728	26,462
Total liabilities and equity	$174,019	$208,565
(a)Cash and cash equivalents included restricted cash of $.9 million at both February 28, 2026 and November 30, 2025.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $4.8 million at February 28, 2026 and $4.6 million at November 30, 2025. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were a gain of $.2 million for the three months ended February 28, 2026 and a loss of $1.5 million for the three months ended February 28, 2025.
KBHS manages the interest rate and price risk associated with its outstanding IRLCs by entering into best efforts forward sale commitments under which mortgage loans locked with a borrower are simultaneously committed to a secondary market investor at a fixed price, subject to the underlying mortgage loans being funded. These best efforts forward sale commitments do not meet the definition of derivative financial instruments and are therefore not recorded in KBHS’ balance sheets. If the mortgage loans underlying the IRLCs do not fund, KBHS does not have an obligation to fulfill the secondary market investor commitments.
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of February 28, 2026. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2026 and 2027. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”) (collectively, “Guarantor Subsidiaries”).
10.Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Cash surrender value of corporate-owned life insurance contracts	$50,694	$51,182
Lease right-of-use assets	25,869	17,494
Prepaid expenses	13,548	14,982
Other (a)	23,721	24,175
Total	$113,832	$107,833
(a)    Other includes investments in equity securities without readily determinable fair values of $15.2 million at February 28, 2026 and November 30, 2025.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Self-insurance and other legal liabilities	$291,853	$290,107
Warranty liability	102,539	101,245
Employee compensation and related benefits	98,390	157,170
Inventory-related obligations (a)	43,731	48,243
Lease liabilities	28,453	19,775
Customer deposits	27,330	28,033
Accrued interest payable	17,998	29,219
Real estate and business taxes	11,999	13,612
Other	44,427	44,542
Total	$666,720	$731,946

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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended February 28, 2026 and 2025 was $5.2 million and $4.8 million, respectively, and included short-term lease costs of $1.8 million and $1.5 million, respectively. Variable lease costs and external sublease income for the three-month periods ended February 28, 2026 and 2025 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	February 28, 2026	November 30, 2025
Lease right-of-use assets	$25,888	$17,519
Lease liabilities	28,473	19,801
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2026	2025
Income tax expense	$6,900	$29,800
Effective tax rate	17.1%	21.4%
Our income tax expense and effective tax rate for the three months ended February 28, 2026 included the favorable impact of $3.8 million of excess tax benefits related to stock-based compensation and $.4 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes, partly offset by $1.1 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended February 28, 2025 reflected the favorable impact of $5.4 million of excess tax benefits related to stock-based compensation and $1.7 million of Section 45L tax credits, partly offset by $2.4 million of non-deductible executive compensation expense.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate take into account the anticipated lower Section 45L benefit for the homes delivered after the effective date. The other tax-related provisions of the OBBBA did not have a material impact on our consolidated financial statements.
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

As of both February 28, 2026 and November 30, 2025, we had deferred tax assets of $104.2 million that were partly offset by valuation allowances of $15.5 million. The deferred tax asset valuation allowances at February 28, 2026 and November 30, 2025 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 28, 2026, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the three months ended February 28, 2026.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Unsecured revolving credit facility	$200,000	$—
Senior unsecured term loan due November 12, 2029	358,425	358,317
6.875% Senior notes due June 15, 2027	299,236	299,096
4.80% Senior notes due November 15, 2029	298,406	298,309
7.25% Senior notes due July 15, 2030	347,218	347,084
4.00% Senior notes due June 15, 2031	387,212	387,095
Mortgages and land contracts due to land sellers and other loans	2,761	3,076
Total	$1,893,258	$1,692,977
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $9.5 million at February 28, 2026 and $10.1 million at November 30, 2025.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at a term Secured Overnight Financing Rate (“SOFR”), daily SOFR or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable monthly (base rate or daily SOFR borrowings) or each month or three months (term SOFR borrowings). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2026, we had $200.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2026, we had $998.4 million available for cash borrowings under the Credit Facility, with up to $248.4 million of that amount available for the issuance of letters of credit. As of February 28, 2026, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.0%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on November 12, 2029. Interest under the Term Loan accrues at a term SOFR, daily SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate borrowings), monthly (daily SOFR borrowings), or each month or three months (term SOFR borrowings). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of February 28, 2026, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.1%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of February 28, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $57.3 million and $68.2 million, respectively.
Senior Notes. All the senior notes outstanding at February 28, 2026 and November 30, 2025 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of February 28, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2026, inventories having a carrying value of $20.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of February 28, 2026, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2026 – $.5 million; 2027 – $301.1 million; 2028 – $.8 million; 2029 – $660.3 million; 2030 – $350.0 million and thereafter – $390.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2026 and the year ended November 30, 2025 (in thousands):

		February 28, 2026			November 30, 2025
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$—	$—	$—	$54,095	$(15,531)	$38,564

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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2026		November 30, 2025
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,332,072	$1,328,563	$1,331,584	$1,333,188
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
Balance at beginning of period	$101,245	$96,026
Warranties issued	7,330	8,972
Payments	(6,036)	(8,931)
Balance at end of period	$102,539	$96,067
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

Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $22.2 million and $22.3 million are included in receivables in our consolidated balance sheets at February 28, 2026 and November 30, 2025, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
Balance at beginning of period	$179,247	$185,428
Self-insurance provided	3,780	4,213
Payments	(3,327)	(9,732)
Adjustments (a)	(70)	344
Balance at end of period	$179,630	$180,253
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
In addition to the risk that is effectively self-insured through our captive insurance subsidiary, we often obtain project-specific insurance coverage for construction defect risk on attached projects (e.g., condominiums or townhomes) with self-insured retentions generally ranging from $50,000 to $250,000. We record estimated liabilities and recoveries for projected losses related to these projects on a gross basis, including for known claims as well as estimates for claims incurred but not yet reported, to the extent such amounts are considered probable and estimable.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2026, we had $1.36 billion of performance bonds and $58.9 million of letters of credit outstanding. At November 30, 2025, we had $1.37 billion of performance bonds and $69.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.

Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2026, we had total cash deposits of $71.5 million to purchase land having an aggregate purchase price of $1.90 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Civil Subpoena. On October 2, 2023, we received a subpoena from the U.S. Department of Justice Civil Division, dated September 27, 2023, to produce certain documents and testimony with respect to the inspection, rating, marketing and advertising of our ENERGY STAR certified homes, including our contracts and/or communications with U.S. Environmental Protection Agency and third-party ENERGY STAR rating companies, real estate brokers, real estate appraisers, financial institutions and other parties, as well as inspection-related guidelines, instructions, methods, policies, processes and procedures. We are cooperating with the government and have produced documents and information. As of the date of this report, we are unable to predict what actions the government will take, if any; the timing or nature of the ultimate outcome in this matter; or the impact, if any, such outcome may have on our business or consolidated financial statements. As a result, while a loss or penalty, if any, is reasonably possible in this matter, it is not considered to be probable or estimable.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2026, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual has not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
On February 20, 2026, the management development and compensation committee of our board of directors approved the payout of 568,696 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on November 14, 2022. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2022 through November 30, 2025. Of the shares of common stock paid out, 261,364 shares, or $17.1 million, were purchased by us in the 2026 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the three months ended February 28, 2026, we repurchased 843,339 shares of our common stock at a total cost of $50.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 28,

2026, there was $850.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months ended February 28, 2026 and 2025, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2026 and 2025 first quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share.
19.Stock-Based Compensation
Stock Options. At February 28, 2026 and November 30, 2025, we had 321,378 and 350,864 stock options outstanding, each with a weighted average exercise price of $16.21. We have not granted any stock option awards since 2016. During the three months ended February 28, 2026, a total of 29,486 stock options with a weighted average exercise price of $16.21 were exercised. As of February 28, 2026, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of .6 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month periods ended February 28, 2026 and 2025. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $15.2 million at February 28, 2026. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $6.0 million and $7.6 million for the three months ended February 28, 2026 and 2025, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2026	2025
Summary of cash and cash equivalents at end of period:
Homebuilding	$200,526	$267,833
Financial services	1,272	1,625
Total	$201,798	$269,458
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$11,221	$11,769
Income taxes paid	327	660
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(1,521)	(2,545)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	753	2,164
21.Subsequent Event
On April 8, 2026, we announced that we will relocate our corporate headquarters office from Los Angeles, California to Tempe, Arizona in 2027. The relocation is intended to bring executive leadership and corporate functions together in a more central location and is expected to reduce our cost structure over time. In connection with the relocation, we expect to incur certain one‑time transition costs, including employee-related severance, retention, and relocation, as well as recruitment and onboarding, and other costs. We are currently evaluating the potential impact of these costs, which may be material to our consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2026	2025	Variance
Revenues:
Homebuilding	$1,072,059	$1,387,041	(23)%
Financial services	4,952	4,736	5
Total revenues	$1,077,011	$1,391,777	(23)%
Pretax income:
Homebuilding	$34,789	$131,831	(74)%
Financial services	5,535	7,526	(26)
Total pretax income	40,324	139,357	(71)
Income tax expense	(6,900)	(29,800)	77
Net income	$33,424	$109,557	(69)%
Diluted earnings per share	$.52	$1.49	(65)%
Market conditions in the 2026 first quarter remained challenging, as persistent affordability pressures, cautious buyer sentiment, heightened macroeconomic uncertainties and geopolitical tensions tempered demand. While these factors softened overall housing market activity in the current period, with the conflict in the Middle East that began on the last day of our fiscal quarter introducing additional uncertainty for already wary consumers, the longer-term outlook continues to be favorable, supported by positive demographic trends and an ongoing undersupply of homes.
Within this operating environment, we experienced healthy traffic at our communities in the quarter, as we continued the simplified sales approach we implemented a year ago. With this strategy, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices.
We believe our approach has resonated with consumers. In the 2026 first quarter, with a steady conversion of traffic to sales, the lowest cancellation rate we have experienced in the past four years and our higher average community count, we generated 2,846 net orders, a 3% increase year over year, with a monthly net order pace per community of 3.5, nearly even with the year‑earlier quarter. Our average community count rose 7% year over year to 274, and our ending community count increased 8% to 276, reflecting our continued investments in land and land development to support future growth. The value of net orders for the 2026 first quarter was $1.36 billion, about the same as the year-earlier quarter, with the higher net order volume partly offset by a slight decrease in the average selling price of those net orders to $479,400.
During the quarter, while selling through our existing inventory, we emphasized sales of our Built to Order homes, which are a key industry differentiator for us and typically generate higher gross margins than inventory homes. Our goal is to bring the mix of Built to Order homes delivered to within our historical range of 60% to 70%, compared to approximately 55% in 2025. Supported by demand for personalized homes and a 22% year-over-year improvement in our build times, our mix of net orders in the quarter was predominantly Built to Order, which we believe will enable us to achieve 70% Built to Order deliveries in the 2026 second half. Although our overall backlog declined year over year, the number of homes in backlog increased 15% sequentially from November 30, 2025, reflecting the higher net orders in the 2026 first quarter.
Homebuilding revenues for the three months ended February 28, 2026 consisted of housing revenues and nominal land sale revenues. For the corresponding period of 2025, homebuilding revenues were generated solely from housing operations. Housing revenues for the 2026 first quarter decreased 23% year over year to $1.07 billion, due to a 14% decrease in the number of homes delivered to 2,370 and a 10% decline in their average selling price to $452,100. Approximately 50% of our homes delivered in the 2026 first quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter grew to 76% for the 2026 first quarter, from 62% for the year-earlier quarter, mainly due to our improved build times and a greater percentage of homes sold and delivered in the same quarter.
Homebuilding operating income for the three months ended February 28, 2026 was $33.0 million, compared to $127.3 million for the year-earlier period. As a percentage of revenues, homebuilding operating income was 3.1% for the 2026 first quarter, compared to 9.2% for the corresponding 2025 period, reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Inventory-related charges totaled $2.2 million for the current quarter and $1.5 million for the year-earlier quarter. Our housing gross profit margin was 15.3%, compared to 20.2% for the year-earlier quarter, primarily due to price reductions we implemented in conjunction with our simplified sales strategy to stimulate demand, higher relative land costs, product and geographic mix, and reduced operating leverage. Our selling, general and administrative expenses as a percentage of housing revenues increased 120 basis points year over year to 12.2%, mainly due to a decrease in operating leverage from lower housing revenues, partly offset by $8.0 million of insurance recoveries. Net income and diluted earnings per share for the three months ended February 28, 2026 were $33.4 million and $.52, respectively, compared to $109.6 million and $1.49, respectively, for the three months ended February 28, 2025. Our diluted earnings per share for the 2026 first quarter reflected lower net income, partly offset by the favorable impact of our common stock repurchases over the past several quarters.
We continue to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support future growth and returning capital to our stockholders. Our investments in land and land development for the 2026 first quarter totaled $567.2 million, a 38% decrease compared to the year-earlier quarter; the prior period included the purchase of two sizable land parcels in our Southwest homebuilding reporting segment. During the 2026 first quarter, we repurchased 843,339 shares of our common stock at a total cost of $50.0 million, compared to 753,939 shares at a total cost of $50.0 million in the year-earlier quarter. We ended the 2026 first quarter with total liquidity of approximately $1.20 billion, including cash and cash equivalents and $998.4 million of available capacity under the Credit Facility. We had $200.0 million of cash borrowings outstanding under the Credit Facility at February 28, 2026.
Although our ending backlog value at February 28, 2026 decreased 23% year over year to approximately $1.70 billion, we believe we are well positioned to achieve our projections for the 2026 second quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2026	2025
Revenues:
Housing	$1,071,474	$1,387,041
Land	585	—
Total	1,072,059	1,387,041
Costs and expenses:
Construction and land costs
Housing	(907,513)	(1,107,414)
Land	(516)	—
Total	(908,029)	(1,107,414)
Selling, general and administrative expenses	(131,044)	(152,288)
Total	(1,039,073)	(1,259,702)
Operating income	32,986	127,339
Interest income	1,281	2,079
Equity in income of unconsolidated joint ventures	522	2,413
Homebuilding pretax income	$34,789	$131,831

	Three Months Ended February 28,
	2026	2025
Homes delivered	2,370	2,770
Average selling price	$452,100	$500,700
Housing gross profit margin as a percentage of housing revenues	15.3%	20.2%
Adjusted housing gross profit margin as a percentage of housing revenues	15.5%	20.3%
Selling, general and administrative expenses as a percentage of housing revenues	12.2%	11.0%
Operating income as a percentage of revenues	3.1%	9.2%
Revenues. Homebuilding revenues for the three months ended February 28, 2026 consisted of housing revenues and nominal land sale revenues. In the three months ended February 28, 2025, homebuilding revenues were generated solely from housing operations. Housing revenues for the 2026 first quarter declined 23% from the year-earlier quarter, driven by a 14% decrease in the number of homes delivered and a 10% decline in their overall average selling price. Our 2026 first-quarter housing revenues included year-over-year decreases of 25% in our West Coast homebuilding reporting segment, 42% in our Southwest segment and 19% in our Central segment, partially offset by an 11% increase in our Southeast segment. The decline in the number of homes delivered largely resulted from our having 29% fewer homes in backlog at the beginning of the 2026 first quarter, as compared to the year-earlier quarter. The lower average selling price primarily reflected a combination of product and geographic mix factors and the price reductions we implemented in 2025 in conjunction with our simplified sales strategy to stimulate demand.
Land sale revenues for the three months ended February 28, 2026 totaled $.6 million. There were no land sales during the three months ended February 28, 2025. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended February 28, 2026 decreased 74% from the prior-year period, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2026 first quarter included inventory-related charges of $2.2 million, compared to $1.5 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended February 28, 2026 was 3.1%, compared to 9.2% for the corresponding 2025 period, mainly due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues.
•Housing Gross Profits – Housing gross profits of $164.0 million for the three months ended February 28, 2026 were down 41% year over year, reflecting lower housing revenues and a 490 basis-point decrease in our housing gross profit margin to 15.3%. The decline in the housing gross profit margin primarily reflected the price reductions we implemented a year ago, higher relative land costs, product and geographic mix, and reduced operating leverage. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.8% and 1.7% for the three months ended February 28, 2026 and 2025, respectively. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 15.5% for the 2026 first quarter decreased 480 basis points year over year. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sales generated essentially break-even results for the three months ended February 28, 2026. There were no land sales during the three months ended February 28, 2025.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended February 28,
	2026	% of Housing Revenues	2025	% of Housing Revenues
Marketing expenses	$38,715	3.6%	$39,663	2.9%
Commission expenses (a)	39,580	3.7	47,166	3.4
General and administrative expenses	52,749	4.9	65,459	4.7
Total	$131,044	12.2%	$152,288	11.0%
(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Our selling, general and administrative expenses for the three months ended February 28, 2026 decreased 14% compared to the year-earlier period, largely reflecting the favorable impact of $8.0 million in insurance recoveries and a decrease in commission expenses as a result of fewer homes delivered in the 2026 period. As a percentage of housing revenues, our selling, general and administrative expenses for the three months ended February 28, 2026 increased 120 basis points year over year, mainly due to a decrease in operating leverage from lower housing revenues, partly offset by insurance recoveries.
Interest Income/Expense. Interest income, which is generated from short-term investments, was $1.3 million for the three months ended February 28, 2026, compared to $2.1 million for the year-earlier quarter. The year-over-year decrease for the three months ended February 28, 2026 reflected our lower average balance of cash equivalents and a lower interest rate in the 2026 period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended February 28, 2026 and 2025 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $.5 million for the three months ended February 28, 2026, compared to $2.4 million for the year-earlier period, mainly reflecting a decrease in the number of homes delivered by an unconsolidated joint venture in California. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended February 28,
	2026	2025
Net orders	2,846	2,772
Net order value (a)	$1,364,312	$1,346,067
Cancellation rate (b)	12%	16%
Ending backlog — homes	3,604	4,436
Ending backlog — value	$1,696,190	$2,201,933
Ending community count	276	255
Average community count	274	257
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
Net Orders. Net orders for the 2026 first quarter increased 3% compared to the year-earlier quarter, reflecting growth of 12% in our West Coast homebuilding reporting segment and 10% in our Southwest segment, partially offset by declines of 6% and 8% in our Southwest and Central segments, respectively. The pace of monthly net orders per community was 3.5 in the 2026 first quarter, nearly even with 3.6 for the corresponding 2025 quarter, as the increase in net orders was more than offset by the impact of a higher average community count. The value of net orders for the 2026 first quarter was $1.36 billion, relatively even with the year-earlier quarter, as the higher net order volume was partly offset by a slight decrease in the average selling price of those net orders to $479,400. Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2026 was 12%, compared to 16% for the year-earlier period.
In the 2026 first quarter, we continued the simplified sales approach we implemented a year ago. With this strategy, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices. In addition, while selling through our existing inventory, we emphasized sales of our Built to Order homes, which are a key industry differentiator for us and typically generate higher gross margins than inventory homes. Our goal is to bring the mix of Built to Order homes delivered to within our historical range of 60% to 70%, compared to approximately 55% in 2025. Supported by demand for personalized homes and a 22% year-over-year improvement in our build times, our mix of net orders in the quarter was predominantly Built to Order.
Backlog. The number of homes in our backlog at February 28, 2026 decreased 19% compared to February 28, 2025. Our overall backlog value at February 28, 2026 declined 23% year over year due to the lower number of homes in backlog and a 5% decrease in their average selling price, reflecting the price reductions implemented during 2025 as well as product and geographic mix. Backlog value was down year over year in each of our homebuilding reporting segments, with decreases ranging from 11% in our West Coast segment to 46% in our Southwest segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations. Although our overall backlog declined year over year, the number of homes in backlog increased 15% sequentially from November 30, 2025, reflecting the higher net orders in the 2026 first quarter.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2026 first quarter grew 8% and our average community count increased 7%, each as compared to the year-earlier quarter.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2026	2025	2026	2025	2026	2025
West Coast	710	849	1,002	898	10%	15%
Southwest	378	678	514	545	9	14
Central	675	751	660	720	15	16
Southeast	607	492	670	609	12	20
Total	2,370	2,770	2,846	2,772	12%	16%

	Three Months Ended February 28,
	Net Order Value			Average Community Count
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	$662,134	$607,179	9%	101	88	15%
Southwest	221,527	269,222	(18)	38	40	(5)
Central	235,600	239,725	(2)	66	68	(3)
Southeast	245,051	229,941	7	69	61	13
Total	$1,364,312	$1,346,067	1%	274	257	7%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	1,233	1,260	(2)%	$786,497	$879,894	(11)%
Southwest	603	1,001	(40)	261,772	488,714	(46)
Central	857	1,102	(22)	306,886	400,205	(23)
Southeast	911	1,073	(15)	341,035	433,120	(21)
Total	3,604	4,436	(19)%	$1,696,190	$2,201,933	(23)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $33.8 million and $36.5 million in the three months ended February 28, 2026 and 2025, respectively.
The financial results of our homebuilding reporting segments for the three months ended February 28, 2026 and 2025 were impacted to varying degrees by price reductions and other homebuyer concessions we extended to buyers in conjunction with our sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2026	2025	Variance
Revenues	$449,209	$601,649	(25)%
Construction and land costs	(384,332)	(491,168)	22
Selling, general and administrative expenses	(39,658)	(43,989)	10
Operating income	$25,219	$66,492	(62)%

	Three Months Ended February 28,
	2026	2025	Variance
Homes delivered	710	849	(16)%
Average selling price	$632,700	$708,700	(11)%
Operating income as a percentage of revenues	5.6%	11.1%	(550)	bps
This segment’s revenues for each of the three months ended February 28, 2026 and 2025 were generated solely from housing operations. Housing revenues for the three months ended February 28, 2026 declined from the year-earlier period, reflecting decreases in both the number of homes delivered and their average selling price. Operating income for the three months ended February 28, 2026 declined year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income as a percentage of revenues for the 2026 first quarter decreased from the year-earlier quarter due to a 400 basis-point decline in the housing gross profit margin to 14.4% and a 150 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.8%. The year-over-year decrease in the housing gross profit margin was primarily due to price reductions, higher relative construction and land costs, product and geographic mix, and reduced operating leverage. For the three months ended February 28, 2026, inventory-related charges associated with housing operations were $.6 million, essentially the same as in the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2026 was mainly due to higher marketing and other expenses associated with our expanded community count in this segment and a decrease in operating leverage from lower housing revenues, partly offset by insurance recoveries.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2026	2025	Variance
Revenues	$180,232	$312,879	(42)%
Construction and land costs	(141,919)	(232,718)	39
Selling, general and administrative expenses	(15,706)	(21,386)	27
Operating income	$22,607	$58,775	(62)%

Homes delivered	378	678	(44)%
Average selling price	$476,800	$461,500	3%
Operating income as a percentage of revenues	12.5%	18.8%	(630)	bps
In each of the three-month periods ended February 28, 2026 and 2025, this segment’s revenues were generated solely from housing operations. This segment’s housing revenues for the three months ended February 28, 2026 decreased year over year, driven by a decrease in the number of homes delivered, partly offset by an increase in their average selling price. Operating income for the three months ended February 28, 2026 decreased year over year due to lower housing gross profits, partially offset by lower selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2026 first quarter declined from the year-earlier quarter, reflecting a 430 basis-point decrease in the housing gross profit margin to 21.3% and a 200 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.7%. The year-over-year decrease in the housing gross profit margin for the three months ended February 28, 2026 primarily reflected higher relative land costs and decreased operating leverage on lower housing revenues, partly offset by lower construction costs. There were no inventory-related charges associated with housing operations for the three months ended February 28, 2026, compared to $.3 million of such charges for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2026 was mainly due to a decrease in operating leverage from lower housing revenues.

Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2026	2025	Variance
Revenues	$223,608	$275,613	(19)%
Construction and land costs	(190,454)	(219,896)	13
Selling, general and administrative expenses	(23,060)	(30,229)	24
Operating income	$10,094	$25,488	(60)%

Homes delivered	675	751	(10)%
Average selling price	$331,300	$367,000	(10)%
Operating income as a percentage of revenues	4.5%	9.2%	(470)	bps
In each of the three months ended February 28, 2026 and 2025, this segment’s revenues were generated solely from housing operations. Housing revenues for the three months ended February 28, 2026 were down from the year-earlier period due to decreases in both the number of homes delivered and their average selling price. Operating income for the three months ended February 28, 2026 declined from the corresponding year-earlier period mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. This segment’s operating income as a percentage of revenues for the 2026 first quarter decreased from the year-earlier period due to a 540 basis-point decline in the housing gross profit margin to 14.8%, partly offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 10.3%. The housing gross profit margin for the three months ended February 28, 2026 declined year over year mainly due to price reductions, higher relative construction and land costs, and product and geographic mix. Inventory-related charges associated with housing operations for the three months ended February 28, 2026 were $.6 million, compared to $.3 million for the year-earlier period. For the three months ended February 28, 2026, the year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues was mainly due to the favorable impact of insurance recoveries, partly offset by decreased operating leverage from lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2026	2025	Variance
Revenues	$219,010	$196,900	11%
Construction and land costs	(189,069)	(162,056)	(17)
Selling, general and administrative expenses	(21,104)	(21,767)	3
Operating income	$8,837	$13,077	(32)%

Homes delivered	607	492	23%
Average selling price	$359,800	$400,200	(10)%
Operating income as a percentage of revenues	4.0%	6.6%	(260)	bps
This segment’s revenues for the three months ended February 28, 2026 were comprised of housing revenues and nominal land sale revenues. For the three months ended February 28, 2025, this segment’s revenues were generated solely from housing operations. Housing revenues for the three months ended February 28, 2026 rose from the year-earlier period to $218.4 million due to an increase in the number of homes delivered, partly offset by a decrease in their average selling price. Operating income for the three months ended February 28, 2026 was down year over year, mainly reflecting lower housing gross profits. As a percentage of revenues, operating income for the 2026 first quarter declined from the year-earlier quarter due to a 400 basis-point decrease in the housing gross profit margin to 13.7%, partly offset by a 140 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.7%. The year-over-year decrease in the housing gross profit margin for the three months ended February 28, 2026 mainly reflected price reductions, higher construction and land costs, product and geographic mix, and an increase in inventory-related charges, partly offset by an increase in operating leverage. Inventory-related charges associated with housing operations for the three months ended February 28, 2026 were $.9 million, compared to $.2 million for the year-earlier quarter. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 28, 2026 was mainly due to an increase in operating leverage from higher housing revenues.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2026	2025
Revenues	$4,952	$4,736
Expenses	(1,550)	(1,539)
Equity in income of unconsolidated joint venture	2,133	4,329
Pretax income	$5,535	$7,526

Total originations (a):
Loans	1,594	2,067
Principal	$605,878	$868,655
Percentage of homebuyers using KBHS	81%	90%
Average FICO score	743	746

Loans sold (a):
Loans sold to GR Alliance	1,341	1,421
Principal	$516,009	$575,300
Loans sold to third parties	364	563
Principal	$125,932	$249,977
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 28, 2026 grew 5% from the corresponding year-earlier period, reflecting higher insurance commission revenues, partly offset by lower title services revenues. The year-over-year increase in insurance commission revenues was primarily due to higher estimated future renewal commissions. Title services revenues decreased mainly due to fewer homes delivered in the 2026 period.
Pretax income. Financial services pretax income for the three months ended February 28, 2026 decreased 26% from the year-earlier period, primarily due to lower equity in income of our unconsolidated joint venture, KBHS. The equity in income of KBHS declined 51% year over year, reflecting a decrease in KBHS’ income. This was mainly due to fewer loans originated as a result of both a decrease in the number of homes we delivered and a lower percentage of our homebuyers using KBHS. The impact of the lower loan volume on KBHS’ income was partially offset by a $.2 million gain in the fair value of IRLCs in the three months ended February 28, 2026, compared to a $1.5 million loss for the year‑earlier period.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2026	2025
Income tax expense	$6,900	$29,800
Effective tax rate	17.1%	21.4%
Our effective tax rate for the three months ended February 28, 2026 decreased from the year-earlier period, primarily due to the higher impact of excess tax benefits related to stock-based compensation relative to the lower pretax income we generated for the 2026 period.

On July 4, 2025, the OBBBA was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate take into account the anticipated lower Section 45L benefit for the homes delivered after the effective date. The other tax-related provisions of the OBBBA did not have a material impact on our consolidated financial statements.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2026	2025
Housing revenues	$1,071,474	$1,387,041
Housing construction and land costs	(907,513)	(1,107,414)
Housing gross profits	163,961	279,627
Add: Inventory-related charges (a)	2,155	1,455
Adjusted housing gross profits	$166,116	$281,082

Housing gross profit margin as a percentage of housing revenues	15.3%	20.2%
Adjusted housing gross profit margin as a percentage of housing revenues	15.5%	20.3%
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
We ended the 2026 first quarter with total liquidity of approximately $1.20 billion, including cash and cash equivalents and $998.4 million of available capacity under the Credit Facility, with $200.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $200.5 million at February 28, 2026, compared to $228.6 million at November 30, 2025. Cash equivalents included in the total were $45.0 million at February 28, 2026 and $152.6 million at November 30, 2025, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of February 28, 2026, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the three months ended February 28, 2026, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Investments in Land and Land Development. Our investments in land and land development for the 2026 first quarter totaled $567.2 million, a 38% decrease compared to the year-earlier period; the prior period included our purchase of two sizable land parcels in our Southwest homebuilding reporting segment. In the three months ended February 28, 2026, land acquisition expenditures, which are included in our investments in land and land development, decreased to $234.3 million, or 41% of our total investments, compared to $538.0 million, or approximately 58% of our total investments, in the corresponding period of 2025. While we made investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2026 and 2025, approximately 44% and 47%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the remainder of 2026, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 28, 2026		November 30, 2025		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	20,481	$3,075,043	20,750	$3,048,056	(269)	$26,987
Southwest	11,639	1,046,060	11,142	969,260	497	76,800
Central	20,241	721,833	20,614	758,962	(373)	(37,129)
Southeast	10,896	861,034	12,106	894,524	(1,210)	(33,490)
Total	63,257	$5,703,970	64,612	$5,670,802	(1,355)	$33,168
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 28, 2026 increased slightly from November 30, 2025, mainly due to land and land development investments during the three months ended February 28, 2026. The number of lots we owned or controlled as of February 28, 2026 decreased 2% from November 30, 2025, largely reflecting homes delivered and our strategic abandonment of 3,423 previously controlled lots, partly offset by newly optioned lots during the period. The number of lots in inventory as of February 28, 2026 included 7,787 lots under contract where the associated deposits were refundable at our discretion, compared to 7,715 of such lots at

November 30, 2025. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 41% at February 28, 2026, compared to 43% at November 30, 2025. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at February 28, 2026, we estimate the remaining purchase price to be paid would be as follows: 2026 – $949.5 million; 2027 – $620.6 million; 2028 – $183.4 million; 2029 – $71.1 million; 2030 – $0; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2026	November 30, 2025
Cash and cash equivalents	$200,526	$228,614
Credit Facility commitment	1,200,000	1,200,000
Borrowings outstanding under the Credit Facility	(200,000)	—
Letters of credit outstanding under the Credit Facility	(1,610)	(1,610)
Credit Facility availability	998,390	1,198,390
Total liquidity	$1,198,916	$1,427,004
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2026	November 30, 2025	Variance
Credit Facility	$200,000	$—	$200,000
Term Loan	358,425	358,317	108
Senior notes	1,332,072	1,331,584	488
Mortgages and land contracts due to land sellers and other loans	2,761	3,076	(315)
Total	$1,893,258	$1,692,977	$200,281
Our financial leverage, as measured by the ratio of debt to capital, increased 260 basis points to 32.9% at February 28, 2026, compared to 30.3% at November 30, 2025 due to cash borrowings outstanding under the Credit Facility. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of February 28, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $57.3 million and $68.2 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.36 billion and $1.37 billion of performance bonds outstanding at February 28, 2026 and November 30, 2025, respectively.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the

Credit Facility. As of February 28, 2026, we had $200.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2026:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.77 billion	$3.81 billion
Leverage Ratio	<	.600	.311
Interest Coverage Ratio (a)	>	1.500	5.616
Minimum liquidity (a)	>	$109.1 million	$1,198.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$867.2 million	$469.4 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.04 billion
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
As of February 28, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2026, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $2.8 million, secured primarily by the underlying property, which had an aggregate carrying value of $20.7 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on November 12, 2029, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of February 28, 2026, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets. None of our other homebuilding unconsolidated joint ventures had outstanding debt at February 28, 2026.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2026	2025
Net cash provided by (used in):
Operating activities	$(125,367)	$(334,321)
Investing activities	(17,972)	(10,664)
Financing activities	114,694	15,250
Net decrease in cash and cash equivalents	$(28,645)	$(329,735)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash used by operating activities for the three months ended February 28, 2026 mainly reflected a net decrease in accounts payable, accrued expenses and other liabilities of $148.1 million and a net increase in inventories of $38.0 million, partly offset by net income of $33.4 million and a net decrease in receivables of $2.8 million. In the three months ended February 28, 2025, our net cash used by operating activities primarily reflected a net increase in inventories of $416.4 million and a net decrease in accounts payable, accrued expenses and other liabilities of $99.0 million, partly offset by net income of $109.6 million and a net decrease in receivables of $39.3 million.
Investing Activities. In the three months ended February 28, 2026, our net cash used in investing activities consisted of $13.2 million for net purchases of property and equipment and $4.7 million of contributions to unconsolidated joint ventures. In the three months ended February 28, 2025, the net cash used in investing activities included $11.2 million for net purchases of property and equipment, partly offset by a $.6 million return of investments in unconsolidated joint ventures.
Financing Activities. In the three months ended February 28, 2026, cash was provided by $200.0 million of net borrowings under the Credit Facility and $.5 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases of $50.0 million, tax payments associated with stock-based compensation awards of $18.2 million, and dividend payments on our common stock of $17.3 million. In the three months ended February 28, 2025, cash was provided by $100.0 million of net borrowings under the Credit Facility and $.4 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases of $50.0 million, dividend payments on our common stock of $19.3 million and tax payments associated with stock-based compensation awards of $15.9 million.

Dividends. In the 2026 and 2025 first quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the three months ended February 28, 2026, we repurchased 843,339 shares of our common stock at a total cost of $50.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 28, 2026, there was $850.0 million of remaining availability under this share repurchase authorization.
As stated above, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2026, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of February 28, 2026, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $200.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	February 28, 2026	November 30, 2025
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$161,335	$170,338
Inventories	5,354,284	5,311,390
Amounts due from Non-Guarantor Subsidiaries	271,163	278,680
Total assets	6,401,091	6,360,871

Liabilities and Stockholders’ Equity
Notes payable	$1,893,258	$1,692,977
Amounts due to Non-Guarantor Subsidiaries	446,354	438,762
Total liabilities	2,923,414	2,831,933
Stockholders’ equity	3,477,677	3,528,938

Summarized Statement of Operations Data (in thousands)	Three Months Ended February 28, 2026
Revenues	$973,591
Construction and land costs	(816,892)
Selling, general and administrative expenses	(125,420)
Interest income from Non-Guarantor Subsidiaries	4,370
Pretax income	36,614
Net income	30,614
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We continue to view the long‑term outlook for the housing market favorably, supported by positive demographic trends and the ongoing undersupply of homes. However, we expect the challenging market conditions we experienced in the 2026 first quarter – marked by persistent affordability pressures, cautious buyer sentiment, heightened macroeconomic uncertainties and geopolitical tensions softening demand – to continue in the near term. The conflict in the Middle East, which began on the last day of our fiscal quarter, has introduced additional uncertainty for already wary consumers, with the related capital and credit market volatility along with rising fuel prices and mortgage interest rates weighing on economic sentiment and negatively affecting affordability. We began to experience these impacts in our business in March with softer‑than‑expected net order activity in the month. To the extent the conflict and the associated trends continue or worsen, net order activity could remain subdued, including net orders for our Built to Order homes.
Within this operating environment, we plan to maintain our simplified sales approach we implemented one year ago. With this strategy, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices. We expect this approach, together with our current community count, to support steady buyer activity, subject to typical seasonal patterns and headwinds associated with the conflict in the Middle East. In addition, while selling through our existing inventory, we will continue to emphasize sales of our Built to Order homes, with the goal of bringing the Built to Order mix of homes delivered closer to our historical average of 60% to 70%. We were encouraged that our mix of net orders in the 2026 first quarter was predominantly Built to Order, which supports our belief we will achieve 70% Built to Order deliveries in the 2026 second half. Net orders for the quarter increased 3% year over year, contributing to a sequential 15% increase in our backlog from November 30, 2025, despite a 19% year‑over‑year decline. With the inherent lag between sale and delivery for Built to Order homes, we expect to continue growing our backlog. A larger backlog of Built to Order homes is expected to provide many benefits, including higher gross margins than we typically generate on inventory sales. We also intend to continue focusing on improving our build times and tightly managing our direct construction costs.
While our shift toward Built to Order homes will contribute to a temporary trough in the number of homes delivered during the 2026 first half, as the higher level of Built to Order homes we are selling now is expected to benefit third‑ and fourth‑quarter deliveries, and we have intentionally slowed our inventory starts, it is a purposeful reset that we believe positions us to be a stronger company in the second half of the year and beyond. We also anticipate a more favorable regional mix of homes delivered during the 2026 second half, particularly a greater proportion from our Northern California operations, which have historically generated higher average selling prices and higher margins. In addition, we believe that both our housing gross profit margin and our selling, general and administrative expenses as a percentage of housing revenues will benefit in the 2026 second half from an expected increase in operating leverage.
We have maintained a strong financial position and financial flexibility, supported by our Credit Facility, which we expanded at the end of our 2025 fiscal year. For the remainder of 2026, in order to strengthen our long-term growth platform, we intend, subject to the operating environment and available opportunities, to acquire and control additional land positions within attractive submarkets in our served markets that meet our investment standards. We also plan to continue to develop land we own in a manner that prioritizes capital efficiency, including developing lots where possible in smaller phases and aligning development with our starts pace to optimally manage our inventory of finished lots. Reflecting our ongoing investments in land and land development, our ending community count for the 2026 first quarter increased 8% year over year to 276. We expect to reach our peak community count for the year within the second quarter at the height of the Spring selling season, which enhances our ability to drive net orders.
Consistent with our balanced approach to capital allocation, we plan to continue returning capital to our stockholders, primarily through additional share repurchases. As of February 28, 2026, we had $850.0 million remaining under our current board of directors share repurchase authorization. This provides us the opportunity to repurchase our common stock in the remainder of 2026, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
In considering the foregoing and that our 2026 first quarter net orders were below the level we anticipated for our prior full-year delivery guidance, we have lowered our range for the year. While we anticipate refining our full-year guidance and providing additional details as we gain further clarity on the Spring selling season, our present outlook for the 2026 second quarter and full year as to certain metrics is as follows:
2026 Second Quarter
•We expect deliveries to be in the range of 2,250 to 2,450, compared to 3,120 for the 2025 second quarter.
•We expect to generate housing revenues in the range of $1.05 billion to $1.15 billion, compared to $1.52 billion for the corresponding 2025 period.
•We expect our housing gross profit margin will be in the range of 15.0% to 15.6%, assuming no inventory-related charges, compared to 19.7% for the corresponding 2025 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 12.4% to 13.0%, compared to 10.7% for the 2025 second quarter.
•We expect our effective tax rate will be approximately 19.0%, compared to 24.2% for the year-earlier quarter.
•We expect our ending community count to be in the range of 265 to 275, compared to 253 for the corresponding 2025 quarter.
•We expect our common stock repurchases to be in the range of $50.0 million to $100.0 million.

2026 Full Year
•We expect deliveries to be in the range of 10,000 to 11,500, compared to 12,902 for 2025.
•We expect our housing revenues to be in the range of $4.80 billion to $5.50 billion, compared to $6.21 billion for 2025.
•We expect our effective tax rate will be in the range of 23.0% to 25.0%, compared to 22.6% for 2025.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on economic, employment, homebuilding industry and capital, credit and financial market conditions, as well as a fairly stable and constructive political and regulatory environment, particularly in regard to housing and mortgage loan financing policies. This includes U.S. trade policy and any tariffs, and other countries’ countervailing measures, that remain in effect on raw building materials such as steel, lumber, drywall and concrete, and/or finished products. Though certain tariffs and countervailing measures instituted in 2025 have affected pricing in adjacent sectors, we have not experienced significant cost increases or raw material/finished product availability constraints to date. However, if U.S. or foreign governments take actions that cause tariff-related cost or availability pressures to escalate or expand, we could experience higher construction costs and/or supply chain disruptions that would affect our business and consolidated financial statements in future reporting periods.
We also believe the ongoing significant volatility in global energy, credit and capital markets, international shipping instability, and negative consumer confidence impacts from the conflict in the Middle East, particularly if it intensifies or is prolonged, could cause supply chain disruptions, increase our land development and input costs – such as for lumber and oil‑ and petroleum‑based building products – or reduce our revenues or housing gross profit margins beyond our ability to offset through pricing or cost‑management initiatives. Additionally, while the Federal Reserve reduced interest rates in 2025 and may lower rates further in 2026 or later periods, there is no assurance it will do so, or that any reduction(s), or other monetary policy changes, will meaningfully lower mortgage interest rates or positively affect demand or our business, results of operations or consolidated financial statements.
The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the three months ended February 28, 2026, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. If we update or revise any such statement(s), no assumption should be made that we will further update or revise that statement(s) or update or revise any other such statement(s). In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations or opinions of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis and are not intended, and do not express, factual assertions about past events.
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
•lingering economic and financial market impacts from the prolonged shutdown of the federal government’s operations in October and November 2025, and any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown) or significant portion thereof, and financial markets’ and businesses’ reactions to any such failure;
•potential instability associated with the regulatory and executive policies, proposals and orders of the U.S. presidential administration, including any directed at or affecting our operations, business practices or capital allocation strategies;
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

•changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries, and financial markets’ and business’ reactions to any such policies;
•disruptions in world and regional trade flows, economic activity and supply chains due to the military conflicts in the Middle East and in Ukraine, including those stemming from wide-ranging sanctions and other restrictions the U.S. and other countries have imposed or may further impose respectively on Iranian or Russian business sectors, financial organizations, individuals and raw materials, the impact of which may, among other things, increase our operational costs, exacerbate building materials and appliance shortages and/or reduce our revenues and earnings;
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
Please see our Annual Report on Form 10-K for the year ended November 30, 2025 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2025, other than our $200.0 million of cash borrowings outstanding under the Credit Facility as of February 28, 2026. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2026.
There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2025. However, we cannot provide any assurance that any such risk factor will not materialize.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended February 28, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
December 1-31	—	$—	$—	$900,000
January 1-31	291,584	57.51	15,624	884,376
February 1-28	831,963	61.83	34,376	850,000
Total	1,123,547	$60.71	$50,000
(a)    On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the 2026 first quarter, we repurchased 843,339 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million. As of February 28, 2026, we were authorized to repurchase up to $850.0 million of our outstanding common stock.
The total number of shares purchased and average price paid per share in the above table includes previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock in January 2026 and PSUs in February 2026, as described in Note 18 –Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. These transactions are not considered repurchases under the board of directors’ authorization.
Item 5.Other Information
Except as described below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended February 28, 2026, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended February 28, 2026. On February 12, 2026, Brian J. Woram, KB Home’s Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading arrangement covering the sale of up to 98,875 shares of KB Home common stock, subject to the market price of the common stock attaining pre-specified levels. The trading arrangement is scheduled to commence May 14, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c), and terminates on April 9, 2027.
Item 6.Exhibits

Exhibits

10.26	KB Home Executive Severance Plan, filed as an exhibit to our Amended Current Report on Form 8-K/A dated February 26, 2026 (File No. 001-09195), is incorporated by reference herein.

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2025 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Robert V. McGibney, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert R. Dillard, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert V. McGibney, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 9, 2026	By:	/s/ ROBERT R. DILLARD
Robert R. Dillard Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 9, 2026	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)