Form 10-Q
period 2026-05-31
KB HOME
filed 2026-07-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 61,309,728 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2026.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Total revenues	$1,112,435	$1,529,585	$2,189,446	$2,921,362
Homebuilding:
Revenues	$1,107,107	$1,524,716	$2,179,166	$2,911,757
Construction and land costs	(938,409)	(1,230,055)	(1,846,438)	(2,337,469)
Selling, general and administrative expenses	(140,547)	(163,198)	(271,591)	(315,486)
Operating income	28,151	131,463	61,137	258,802
Interest income	1,164	1,679	2,445	3,758
Equity in income of unconsolidated joint ventures	1,269	1,080	1,791	3,493
Homebuilding pretax income	30,584	134,222	65,373	266,053
Financial services:
Revenues	5,328	4,869	10,280	9,605
Expenses	(1,493)	(1,570)	(3,043)	(3,109)
Equity in income of unconsolidated joint venture	2,830	4,862	4,963	9,191
Financial services pretax income	6,665	8,161	12,200	15,687
Total pretax income	37,249	142,383	77,573	281,740
Income tax expense	(9,900)	(34,500)	(16,800)	(64,300)
Net income	$27,349	$107,883	$60,773	$217,440
Earnings per share:
Basic	$.44	$1.53	$.97	$3.05
Diluted	$.43	$1.50	$.96	$3.00
Weighted average shares outstanding:
Basic	61,789	69,976	62,214	70,745
Diluted	62,733	71,226	63,219	72,108
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	May 31, 2026	November 30, 2025
Assets
Homebuilding:
Cash and cash equivalents	$199,819	$228,614
Receivables	389,728	350,636
Inventories	5,732,557	5,670,802
Investments in unconsolidated joint ventures	78,766	72,436
Property and equipment, net	103,840	101,457
Deferred tax assets, net	88,665	88,665
Other assets	124,755	107,833
	6,718,130	6,620,443
Financial services	57,332	59,809
Total assets	$6,775,462	$6,680,252

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$303,850	$351,261
Accrued expenses and other liabilities	704,401	731,946
Notes payable	1,968,714	1,692,977
	2,976,965	2,776,184
Financial services	1,687	3,210
Stockholders’ equity:
Common stock — 63,653,246 and 74,477,254 shares issued at May 31, 2026 and November 30, 2025, respectively	63,653	74,477
Paid-in capital	840,401	863,718
Retained earnings	3,032,713	3,629,638
Accumulated other comprehensive loss	(3,538)	(3,538)
Treasury stock, at cost — 2,343,518 and 11,303,643 shares at May 31, 2026 and November 30, 2025, respectively	(136,419)	(663,437)
Total stockholders’ equity	3,796,810	3,900,858
Total liabilities and stockholders’ equity	$6,775,462	$6,680,252
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended May 31, 2026 and 2025
	Number of Shares
	Common Stock	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2026	74,507	(11,858)	$74,507	$836,755	$3,645,806	$(3,538)	$(698,523)	$3,855,007
Net income	—	—	—	—	27,349	—	—	27,349
Dividends on common stock	—	—	—	—	(15,319)	—	—	(15,319)
Employee stock options/other	5	—	5	76	—	—	—	81
Stock awards	—	30	—	(1,948)	—	—	1,948	—
Stock-based compensation	—	—	—	5,518	—	—	—	5,518
Stock repurchases, including excise tax	—	(1,373)	—	—	—	—	(75,702)	(75,702)
Tax payments associated with stock-based compensation awards	—	(2)	—	—	—	—	(124)	(124)
Retirement of treasury stock	(10,859)	10,859	(10,859)	—	(625,123)	—	635,982	—
Balance at May 31, 2026	63,653	(2,344)	$63,653	$840,401	$3,032,713	$(3,538)	$(136,419)	$3,796,810

Balance at February 28, 2025	74,437	(2,704)	$74,437	$834,306	$3,359,669	$(3,704)	$(172,030)	$4,092,678
Net income	—	—	—	—	107,883	—	—	107,883
Dividends on common stock	—	—	—	—	(17,202)	—	—	(17,202)
Stock awards	—	51	—	(3,163)	—	—	3,163	—
Stock-based compensation	—	—	—	9,153	—	—	—	9,153
Stock repurchases, including excise tax	—	(3,734)	—	—	—	—	(201,974)	(201,974)
Balance at May 31, 2025	74,437	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$(370,841)	$3,990,538

	Six Months Ended May 31, 2026 and 2025
	Number of Shares
	Common Stock	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2025	74,477	(11,304)	$74,477	$863,718	$3,629,638	$(3,538)	$(663,437)	$3,900,858
Net income	—	—	—	—	60,773	—	—	60,773
Dividends on common stock	—	—	—	—	(32,575)	—	—	(32,575)
Employee stock options/other	35	—	35	523	—	—	—	558
Stock awards	—	599	—	(35,353)	—	—	35,353	—
Stock-based compensation	—	—	—	11,513	—	—	—	11,513
Stock repurchases, including excise tax	—	(2,216)	—	—	—	—	(125,981)	(125,981)
Tax payments associated with stock-based compensation awards	—	(282)	—	—	—	—	(18,336)	(18,336)
Retirement of treasury stock	(10,859)	10,859	(10,859)	—	(625,123)	—	635,982	—
Balance at May 31, 2026	63,653	(2,344)	$63,653	$840,401	$3,032,713	$(3,538)	$(136,419)	$3,796,810

Balance at November 30, 2024	74,410	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$(141,562)	$4,060,616
Net income	—	—	—	—	217,440	—	—	217,440
Dividends on common stock	—	—	—	—	(36,513)	—	—	(36,513)
Employee stock options/other	27	—	27	418	—	—	—	445
Stock awards	—	612	—	(38,882)	—	—	38,882	—
Stock-based compensation	—	—	—	16,711	—	—	—	16,711
Stock repurchases, including excise tax	—	(4,488)	—	—	—	—	(252,277)	(252,277)
Tax payments associated with stock-based compensation awards	—	(258)	—	—	—	—	(15,884)	(15,884)
Balance at May 31, 2025	74,437	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$(370,841)	$3,990,538
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2026	2025
Cash flows from operating activities:
Net income	$60,773	$217,440
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(6,754)	(12,684)
Distributions of earnings from unconsolidated joint ventures	8,493	20,241
Amortization of debt issuance costs	2,107	1,784
Depreciation and amortization	20,512	18,034
Stock-based compensation	11,513	16,711
Inventory impairments and land option contract abandonments	7,734	7,013
Changes in assets and liabilities:
Receivables	(25,061)	20,677
Inventories	(73,554)	(390,558)
Accounts payable, accrued expenses and other liabilities	(93,336)	(68,338)
Other, net	(5,897)	3,797
Net cash used in operating activities	(93,470)	(165,883)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(8,942)	—
Return of investments in unconsolidated joint ventures	1,557	2,315
Purchases of property and equipment, net	(22,890)	(22,731)
Net cash used in investing activities	(30,275)	(20,416)
Cash flows from financing activities:
Borrowings under revolving credit facility	525,000	380,000
Repayments under revolving credit facility	(250,000)	(180,000)
Payments on mortgages and land contracts due to land sellers and other loans	(462)	—
Issuance of common stock under employee stock plans	558	445
Stock repurchases and excise taxes paid	(130,123)	(250,000)
Tax payments associated with stock-based compensation awards	(18,336)	(15,884)
Payments of cash dividends	(32,575)	(36,513)
Net cash provided by (used in) financing activities	94,062	(101,952)
Net decrease in cash and cash equivalents	(29,683)	(288,251)
Cash and cash equivalents at beginning of period	230,443	599,193
Cash and cash equivalents at end of period	$200,760	$310,942
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2025, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2025 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $63.3 million at May 31, 2026 and $152.6 million at November 30, 2025. At May 31, 2026 and November 30, 2025, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $27.3 million for the three months ended May 31, 2026 and $107.9 million for the three months ended May 31, 2025. For the six months ended May 31, 2026 and 2025, our comprehensive income was $60.8 million and $217.4 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2026 and 2025 was equal to our net income for the respective periods.
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
As of May 31, 2026, our homebuilding reporting segments conducted ongoing operations in the following states:

West Coast:	California, Idaho and Washington
Southwest:	Arizona and Nevada
Central:	Colorado and Texas
Southeast:	Florida, Georgia and North Carolina
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
The following tables present certain statements of operations information relating to our homebuilding reporting segments (dollars in thousands):

	Three Months Ended May 31, 2026
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$510,638	$166,625	$205,829	$223,160	$—	$1,106,252
Land	855	—	—	—	—	855
Total	511,493	166,625	205,829	223,160	—	1,107,107
Construction and land costs:
Housing	(435,060)	(132,593)	(173,259)	(189,304)	(1,834)	(932,050)
Land	(780)	—	—	—	—	(780)
Inventory-related charges	(4,335)	(408)	(367)	(469)	—	(5,579)
Total	(440,175)	(133,001)	(173,626)	(189,773)	(1,834)	(938,409)
Gross profits:
Housing (a)	71,243	33,624	32,203	33,387	(1,834)	168,623
Land	75	—	—	—	—	75
Total	71,318	33,624	32,203	33,387	(1,834)	168,698
Marketing expenses	(16,968)	(5,221)	(8,850)	(7,134)	(889)	(39,062)
Commission expenses	(17,264)	(5,607)	(8,667)	(8,623)	—	(40,161)
General and administrative expenses (b)	(10,413)	(4,403)	(6,713)	(5,761)	(34,034)	(61,324)
Operating income (loss)	26,673	18,393	7,973	11,869	(36,757)	28,151
Other (c)	1,398	(128)	—	—	1,163	2,433
Homebuilding pretax income (loss)	$28,071	$18,265	$7,973	$11,869	$(35,594)	$30,584
Housing gross profit margin as a percentage of housing revenues	14.0%	20.2%	15.6%	15.0%	—%	15.2%

	Three Months Ended May 31, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$660,193	$314,102	$282,966	$267,455	$—	$1,524,716
Land	—	—	—	—	—	—
Total	660,193	314,102	282,966	267,455	—	1,524,716
Construction and land costs:
Housing	(537,930)	(235,585)	(229,507)	(219,335)	(2,140)	(1,224,497)
Land	—	—	—	—	—	—
Inventory-related charges	(1,194)	(821)	(1,814)	(1,729)	—	(5,558)
Total	(539,124)	(236,406)	(231,321)	(221,064)	(2,140)	(1,230,055)
Gross profits:
Housing (a)	121,069	77,696	51,645	46,391	(2,140)	294,661
Land	—	—	—	—	—	—
Total	121,069	77,696	51,645	46,391	(2,140)	294,661
Marketing expenses	(15,317)	(6,014)	(10,111)	(7,775)	(3,385)	(42,602)
Commission expenses	(18,739)	(9,977)	(12,822)	(10,976)	—	(52,514)
General and administrative expenses	(11,419)	(6,324)	(8,033)	(7,410)	(34,896)	(68,082)
Operating income (loss)	75,594	55,381	20,679	20,230	(40,421)	131,463
Other (c)	1,160	(79)	4	—	1,674	2,759
Homebuilding pretax income (loss)	$76,754	$55,302	$20,683	$20,230	$(38,747)	$134,222
Housing gross profit margin as a percentage of housing revenues	18.3%	24.7%	18.3%	17.3%	—%	19.3%

	Six Months Ended May 31, 2026
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$959,847	$346,857	$429,437	$441,585	$—	$2,177,726
Land	855	—	—	585	—	1,440
Total	960,702	346,857	429,437	442,170	—	2,179,166
Construction and land costs:
Housing	(818,747)	(274,512)	(363,064)	(376,996)	(4,089)	(1,837,408)
Land	(780)	—	—	(516)	—	(1,296)
Inventory-related charges	(4,980)	(408)	(1,016)	(1,330)	—	(7,734)
Total	(824,507)	(274,920)	(364,080)	(378,842)	(4,089)	(1,846,438)
Gross profits:
Housing (a)	136,120	71,937	65,357	63,259	(4,089)	332,584
Land	75	—	—	69	—	144
Total	136,195	71,937	65,357	63,328	(4,089)	332,728
Marketing expenses	(32,503)	(10,596)	(17,517)	(14,228)	(2,933)	(77,777)
Commission expenses	(32,466)	(11,535)	(18,419)	(17,321)	—	(79,741)
General and administrative expenses (b)	(19,334)	(8,806)	(11,354)	(11,073)	(63,506)	(114,073)
Operating income (loss)	51,892	41,000	18,067	20,706	(70,528)	61,137
Other (c)	1,960	(165)	1	(3)	2,443	4,236
Homebuilding pretax income (loss)	$53,852	$40,835	$18,068	$20,703	$(68,085)	$65,373
Housing gross profit margin as a percentage of housing revenues	14.2%	20.7%	15.2%	14.3%	—%	15.3%

	Six Months Ended May 31, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$1,261,842	$626,981	$558,579	$464,355	$—	$2,911,757
Land	—	—	—	—	—	—
Total	1,261,842	626,981	558,579	464,355	—	2,911,757
Construction and land costs:
Housing	(1,028,452)	(467,993)	(449,085)	(381,210)	(3,716)	(2,330,456)
Land	—	—	—	—	—	—
Inventory-related charges	(1,840)	(1,131)	(2,132)	(1,910)	—	(7,013)
Total	(1,030,292)	(469,124)	(451,217)	(383,120)	(3,716)	(2,337,469)
Gross profits:
Housing (a)	231,550	157,857	107,362	81,235	(3,716)	574,288
Land	—	—	—	—	—	—
Total	231,550	157,857	107,362	81,235	(3,716)	574,288
Marketing expenses	(29,641)	(11,776)	(19,883)	(14,398)	(6,567)	(82,265)
Commission expenses	(35,623)	(20,078)	(24,869)	(19,110)	—	(99,680)
General and administrative expenses	(24,200)	(11,847)	(16,443)	(14,420)	(66,631)	(133,541)
Operating income (loss)	142,086	114,156	46,167	33,307	(76,914)	258,802
Other (c)	3,559	(62)	9	(3)	3,748	7,251
Homebuilding pretax income (loss)	$145,645	$114,094	$46,176	$33,304	$(73,166)	$266,053
Housing gross profit margin as a percentage of housing revenues	18.4%	25.2%	19.2%	17.5%	—%	19.7%
(a)    Housing gross profits are calculated by subtracting housing construction and land costs and inventory-related charges from housing revenues.
(b)    General and administrative expenses within Corporate and other for the three months and six months ended May 31, 2026 included $1.5 million of costs associated with the planned relocation of our corporate headquarters office, as discussed in Note 21 – Relocation of Corporate Headquarters.
(c)    Other is primarily comprised of interest income, interest expense and equity in income (loss) of unconsolidated joint ventures. The following table summarizes the equity in income (loss) of unconsolidated joint ventures by homebuilding reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$1,397	$1,159	$1,959	$3,558
Southwest	(128)	(79)	(165)	(62)
Central	—	—	—	—
Southeast	—	—	(3)	(3)
Total	$1,269	$1,080	$1,791	$3,493
The following tables present certain balance sheet information relating to our homebuilding reporting segments (in thousands):

	May 31, 2026	November 30, 2025
Inventories:
West Coast	$3,066,783	$3,048,056
Southwest	1,094,519	969,260
Central	735,233	758,962
Southeast	836,022	894,524
Total	$5,732,557	$5,670,802

	May 31, 2026	November 30, 2025
Investments in unconsolidated joint ventures:
West Coast	$74,090	$68,708
Southwest	2,112	1,180
Central	—	—
Southeast	2,564	2,548
Total	$78,766	$72,436

Assets:
West Coast	$3,393,111	$3,300,212
Southwest	1,157,760	1,019,475
Central	891,961	910,307
Southeast	873,328	943,846
Corporate and other	401,970	446,603
Total	$6,718,130	$6,620,443
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenues
Insurance commissions	$3,558	$2,376	$6,685	$4,937
Title services	1,770	2,493	3,595	4,668
Total	5,328	4,869	10,280	9,605
Expenses
General and administrative	(1,493)	(1,570)	(3,043)	(3,109)
Operating income	3,835	3,299	7,237	6,496
Equity in income of unconsolidated joint venture	2,830	4,862	4,963	9,191
Pretax income	$6,665	$8,161	$12,200	$15,687

	May 31, 2026	November 30, 2025
Assets
Cash and cash equivalents	$941	$1,829
Receivables	2,342	5,569
Investment in unconsolidated joint venture	13,644	13,231
Other assets (a)	40,405	39,180
Total assets	$57,332	$59,809

Liabilities
Accounts payable and accrued expenses	$1,687	$3,210
Total liabilities	$1,687	$3,210
(a)Other assets at May 31, 2026 and November 30, 2025 included $40.4 million and $39.1 million, respectively, of contract assets for estimated future renewal commissions.

4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Numerator:
Net income	$27,349	$107,883	$60,773	$217,440
Less: Distributed earnings allocated to participating securities	(72)	(114)	(149)	(228)
Less: Undistributed earnings allocated to participating securities	(56)	(588)	(134)	(1,161)
Numerator for basic earnings per share	27,221	107,181	60,490	216,051
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	56	588	134	1,161
Less: Undistributed earnings reallocated to participating securities	(55)	(578)	(132)	(1,139)
Numerator for diluted earnings per share	$27,222	$107,191	$60,492	$216,073

Denominator:
Weighted average shares outstanding — basic	61,789	69,976	62,214	70,745
Effect of dilutive securities:
Share-based payments	944	1,250	1,005	1,363
Weighted average shares outstanding — diluted	62,733	71,226	63,219	72,108
Basic earnings per share	$.44	$1.53	$.97	$3.05
Diluted earnings per share	$.43	$1.50	$.96	$3.00
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2026 and 2025.
For the three-month and six-month periods ended May 31, 2026 and 2025, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Due from utility companies, improvement districts and municipalities	$210,963	$184,924
Recoveries related to self-insurance and other legal claims	121,016	115,210
Refundable deposits and bonds	12,859	9,468
Income taxes receivable	8,625	12,108
Other	40,466	33,473
Subtotal	393,929	355,183
Allowance for doubtful accounts	(4,201)	(4,547)
Total	$389,728	$350,636

6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Homes completed or under construction	$1,564,008	$1,571,793
Land under development	4,168,549	4,099,009
Total	$5,732,557	$5,670,802
Land under development at May 31, 2026 and November 30, 2025 included land held for future development of $10.0 million and $27.3 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Capitalized interest at beginning of period	$134,904	$125,356	$125,627	$122,387
Interest incurred	28,975	28,626	57,109	55,018
Interest amortized to construction and land costs	(18,675)	(25,306)	(37,532)	(48,729)
Capitalized interest at end of period	$145,204	$128,676	$145,204	$128,676
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
We evaluated 25 active communities or land parcels for recoverability as of May 31, 2026 with a carrying value of $399.6 million. As of November 30, 2025, we evaluated 11 active communities or land parcels for recoverability with a carrying value of $154.1 million. In addition, we evaluated land held for future development for recoverability as of both May 31, 2026 and November 30, 2025.
Based on the results of our evaluations, we recognized inventory impairment charges of $3.1 million for the three-month and six-month periods ended May 31, 2026, related to one community. For the three-month and six-month periods ended May 31, 2025, we recognized no inventory impairment charges. If we change our strategy or if there are changes in market conditions for any given asset, we may recognize additional impairment charges in future periods.

The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired community written down to fair value:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input	2026	2025	2026	2025
Average selling price	$627,500	n/a	$627,500	n/a
Deliveries per month	1	n/a	1	n/a
Discount rate	17%	n/a	17%	n/a
As of May 31, 2026, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $22.1 million, representing seven communities and various other land parcels. As of November 30, 2025, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $38.0 million, representing seven communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $2.5 million and $4.6 million for the three-month and six-month periods ended May 31, 2026, respectively. For the three-month and six-month periods ended May 31, 2025, we recognized land option contract abandonment charges of $5.6 million and $7.0 million, respectively.
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
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2026 and November 30, 2025 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2026 and November 30, 2025 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2026 and November 30, 2025, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2026		November 30, 2025
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$37,833	$960,151	$51,872	$1,320,433
Other land option contracts and other similar contracts	33,514	703,938	29,014	742,861
Total	$71,347	$1,664,089	$80,886	$2,063,294
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $82.3 million at May 31, 2026 and $62.8 million at November 30, 2025. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $12.4 million at May 31, 2026 and $15.4 million at November 30, 2025.
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
We had investments in six homebuilding unconsolidated joint ventures as of May 31, 2026 and November 30, 2025. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenues	$20,010	$14,371	$31,066	$39,740
Construction and land costs	(15,604)	(10,803)	(24,267)	(29,805)
Other expense, net	(1,778)	(1,355)	(3,103)	(2,907)
Income	$2,628	$2,213	$3,696	$7,028

All the combined revenues and most of the construction and land costs for the three-month and six-month periods ended May 31, 2026 and 2025 related to homes delivered by an unconsolidated joint venture in California.

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	May 31, 2026	November 30, 2025
Assets
Cash	$11,651	$14,347
Receivables	12,634	5,517
Inventories	155,819	155,015
Other assets	475	620
Total assets	$180,579	$175,499

Liabilities and equity
Accounts payable and other liabilities	$18,226	$10,063
Notes payable (a)	32,502	40,216
Equity	129,851	125,220
Total liabilities and equity	$180,579	$175,499
(a)    As of both May 31, 2026 and November 30, 2025, the unconsolidated joint venture in California that delivered homes in the three-month and six-month periods ended May 31, 2026 and 2025 had borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. In January 2025, the loan agreement was amended, increasing the aggregate commitment to $60.0 million from $55.0 million, and providing for a reduction to $55.2 million on August 31, 2025 and to $40.0 million on February 28, 2026. In April 2026, the loan agreement was further amended, reducing the aggregate commitment to $39.2 million, providing for an additional reduction to $28.0 million as of December 31, 2026, and extending the maturity date to November 30, 2027, with no option for further extension. Borrowings under the term loan are secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2026 or November 30, 2025.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenues	$21,184	$27,349	$39,743	$52,964
Expenses	(15,523)	(17,626)	(29,817)	(34,583)
Income	$5,661	$9,723	$9,926	$18,381
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	May 31, 2026	November 30, 2025
Assets
Cash and cash equivalents (a)	$21,367	$23,393
Mortgage loans held for sale	208,981	177,068
Other assets	8,545	8,104
Total assets	$238,893	$208,565

Liabilities and equity
Accounts payable and other liabilities	$12,101	$13,394
Funding facilities	199,504	168,709
Equity	27,288	26,462
Total liabilities and equity	$238,893	$208,565
(a)Cash and cash equivalents included restricted cash of $.9 million at both May 31, 2026 and November 30, 2025.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $5.7 million at May 31, 2026 and $4.6 million at November 30, 2025. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were gains of $.9 million and $1.0 million for the three-month and six-month periods ended May 31, 2026, and losses of $2.1 million and $3.6 million for the three-month and six-month periods ended May 31, 2025.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of May 31, 2026. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2026 and 2027. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”) (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Cash surrender value of corporate-owned life insurance contracts	$49,810	$51,182
Lease right-of-use assets	27,074	17,494
Prepaid expenses	24,604	14,982
Other (a)	23,267	24,175
Total	$124,755	$107,833
(a)    Other includes investments in equity securities without readily determinable fair values of $15.2 million at May 31, 2026 and November 30, 2025.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Self-insurance and other legal liabilities	$298,179	$290,107
Warranty liability	102,270	101,245
Employee compensation and related benefits	113,404	157,170
Inventory-related obligations (a)	39,272	48,243
Lease liabilities	29,944	19,775
Customer deposits	31,389	28,033
Accrued interest payable	30,243	29,219
Real estate and business taxes	9,490	13,612
Other	50,210	44,542
Total	$704,401	$731,946
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended May 31, 2026 and 2025 was $5.3 million and $5.1 million, respectively, and included short-term lease costs of $1.9 million and $1.8 million, respectively. For the six months ended May 31, 2026 and 2025, our total lease expense was $10.5 million and $9.9 million, respectively, and included short-term lease costs of $3.6 million and $3.3 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2026 and 2025 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	May 31, 2026	November 30, 2025
Lease right-of-use assets	$27,088	$17,519
Lease liabilities	29,959	19,801
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Income tax expense	$9,900	$34,500	$16,800	$64,300
Effective tax rate	26.6%	24.2%	21.7%	22.8%
Our income tax expense and effective tax rate for the three months ended May 31, 2026 reflected $1.6 million of non-deductible executive compensation expense, partly offset by the favorable impact of $1.1 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes. Our income tax expense and effective tax rate for the three months ended May 31, 2025 included the favorable impact of $3.1 million of Section 45L tax credits, partly offset by $2.8 million of non-deductible executive compensation expense.
For the six months ended May 31, 2026, our income tax expense and effective tax rate included the favorable impact of $3.8 million of excess tax benefits related to stock-based compensation and $1.5 million of Section 45L tax credits, partly offset by $2.7 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the six months ended May 31, 2025 reflected the favorable impact of $5.4 million of excess tax benefits related to stock-based compensation and $4.8 million of Section 45L tax credits, partly offset by $5.2 million of non-deductible executive compensation expense.
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
As of both May 31, 2026 and November 30, 2025, we had deferred tax assets of $104.2 million that were partly offset by valuation allowances of $15.5 million. The deferred tax asset valuation allowances at May 31, 2026 and November 30, 2025 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2026, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the six months ended May 31, 2026.
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

14.Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Unsecured revolving credit facility	$275,000	$—
Senior unsecured term loan due November 12, 2029	358,532	358,317
6.875% Senior notes due June 15, 2027	299,379	299,096
4.80% Senior notes due November 15, 2029	298,505	298,309
7.25% Senior notes due July 15, 2030	347,354	347,084
4.00% Senior notes due June 15, 2031	387,330	387,095
Mortgages and land contracts due to land sellers and other loans	2,614	3,076
Total	$1,968,714	$1,692,977
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $8.9 million at May 31, 2026 and $10.1 million at November 30, 2025.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at a term Secured Overnight Financing Rate (“SOFR”), daily SOFR or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable monthly (base rate or daily SOFR borrowings) or each month or three months (term SOFR borrowings). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2026, we had $275.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2026, we had $923.4 million available for cash borrowings under the Credit Facility, with up to $248.4 million of that amount available for the issuance of letters of credit. As of May 31, 2026, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 4.9%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on November 12, 2029. Interest under the Term Loan accrues at a term SOFR, daily SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate borrowings), monthly (daily SOFR borrowings), or each month or three months (term SOFR borrowings). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of May 31, 2026, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.1%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of May 31, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $55.4 million and $68.2 million, respectively.
Senior Notes. All the senior notes outstanding at May 31, 2026 and November 30, 2025 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.

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
As of May 31, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2026, inventories having a carrying value of $20.8 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of May 31, 2026, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2026 – $.4 million; 2027 – $301.1 million; 2028 – $.8 million; 2029 – $660.4 million; 2030 – $350.0 million and thereafter – $390.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2026 and the year ended November 30, 2025 (in thousands):

		May 31, 2026			November 30, 2025
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$6,516	$(3,111)	$3,405	$54,095	$(15,531)	$38,564
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2026		November 30, 2025
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,332,568	$1,312,550	$1,331,584	$1,333,188
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Balance at beginning of period	$102,539	$96,067	$101,245	$96,026
Warranties issued	7,485	10,029	14,815	19,001
Payments	(7,754)	(8,438)	(13,790)	(17,369)
Balance at end of period	$102,270	$97,658	$102,270	$97,658

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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $21.2 million and $22.3 million are included in receivables in our consolidated balance sheets at May 31, 2026 and November 30, 2025, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Balance at beginning of period	$179,630	$180,253	$179,247	$185,428
Self-insurance provided	4,113	4,360	7,893	8,573
Payments	(3,959)	(1,609)	(7,286)	(11,341)
Adjustments (a)	(969)	4,273	(1,039)	4,617
Balance at end of period	$178,815	$187,277	$178,815	$187,277
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
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2026, we had $1.38 billion of performance bonds and $57.0 million of letters of credit outstanding. At November 30, 2025, we had $1.37 billion of performance bonds and $69.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2026, we had total cash deposits of $71.3 million to purchase land having an aggregate purchase price of $1.66 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Civil Subpoena. On October 2, 2023, we received a subpoena from the U.S. Department of Justice Civil Division, dated September 27, 2023, to produce certain documents and testimony with respect to the inspection, rating, marketing and advertising of our ENERGY STAR® certified homes, including our contracts and/or communications with U.S. Environmental Protection Agency and third-party ENERGY STAR rating companies, real estate brokers, real estate appraisers, financial institutions and other parties, as well as inspection-related guidelines, instructions, methods, policies, processes and procedures. We are cooperating with the government and have produced documents and information. As of the date of this report, we are unable to predict what actions the government will take, if any; the timing or nature of the ultimate outcome in this matter; or the impact, if any, such outcome may have on our business or consolidated financial statements. As a result, while a loss or penalty, if any, is reasonably possible in this matter, it is not considered to be probable or estimable.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2026, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual has not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
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
On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the 2026 first half, we repurchased 2,216,336 shares of our common stock at a total cost of $125.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2026, there was $775.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months and six months ended May 31, 2026 and 2025, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

In the 2026 and 2025 second quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during each of the six-month periods ended May 31, 2026 and 2025 totaled $.50 per share.
In April 2026, we retired 10,858,494 shares of our treasury stock. Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.
19.Stock-Based Compensation
Stock Options. At May 31, 2026 and November 30, 2025, we had 316,378 and 350,864 stock options outstanding, each with a weighted average exercise price of $16.21. We have not granted any stock option awards since 2016. During the six months ended May 31, 2026, a total of 34,486 stock options with a weighted average exercise price of $16.21 were exercised. As of May 31, 2026, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of .4 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2026 and 2025. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $10.3 million at May 31, 2026. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $5.5 million and $9.2 million for the three months ended May 31, 2026 and 2025, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2026 and 2025, we recognized total compensation expense of $11.5 million and $16.7 million, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2026	2025
Summary of cash and cash equivalents at end of period:
Homebuilding	$199,819	$308,861
Financial services	941	2,081
Total	$200,760	$310,942
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(1,024)	$(374)
Income taxes paid	13,317	58,481
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(2,968)	(2,133)
Non-cash change in investment in unconsolidated joint venture, net	(1,097)	3,916
21.Relocation of Corporate Headquarters
On April 8, 2026, we announced plans to relocate our corporate headquarters office from Los Angeles, California to Tempe, Arizona. The relocation is intended to bring executive leadership and corporate functions together in a more centralized location and is expected to reduce our cost structure over time. Relocation activities will primarily occur in two phases, with the larger phase anticipated to be substantially complete in 2027 and a smaller phase expected to continue into 2028.
Based on our current estimates and assumptions, and subject to our relocation efforts proceeding as currently planned, we expect to incur total costs associated with the relocation of approximately $8.0 million to $12.0 million. The majority of these costs are expected to be incurred in 2027, with certain costs extending into 2028. These estimates are subject to change as our relocation plan progresses and workforce transition decisions and other factors continue to evolve; accordingly, actual costs and the timing of when such costs are incurred may differ from current expectations. The relocation cost estimates mainly consist of employee separation, retention and relocation expenses, with a smaller portion related to other exit costs such as travel; legal, consulting and other professional services; contract terminations; and asset impairments. As employees are required to provide service through applicable dates to receive separation or retention benefits, the expenses and related liabilities are recognized ratably over the required service period. Relocation expenditures and other exit costs are generally recognized in the period incurred.
For both the three-month and six-month periods ended May 31, 2026, we recognized $1.5 million of expenses related to the relocation, including $.5 million of asset impairments. All such expenses for both periods were included in selling, general and administrative expenses, within our corporate and other non-operating segment, in our consolidated statements of operations. As of May 31, 2026, the liability for relocation costs totaled $1.0 million and was included within accrued expenses and other liabilities in our consolidated balance sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Homebuilding	$1,107,107	$1,524,716	(27)%	$2,179,166	$2,911,757	(25)%
Financial services	5,328	4,869	9	10,280	9,605	7
Total revenues	$1,112,435	$1,529,585	(27)%	$2,189,446	$2,921,362	(25)%
Pretax income:
Homebuilding	$30,584	$134,222	(77)%	$65,373	$266,053	(75)%
Financial services	6,665	8,161	(18)	12,200	15,687	(22)
Total pretax income	37,249	142,383	(74)	77,573	281,740	(72)
Income tax expense	(9,900)	(34,500)	71	(16,800)	(64,300)	74
Net income	$27,349	$107,883	(75)%	$60,773	$217,440	(72)%
Diluted earnings per share	$.43	$1.50	(71)%	$.96	$3.00	(68)%
In the 2026 second quarter, the housing market continued to be negatively affected by a combination of persistent affordability pressures, elevated mortgage interest rates, and cautious buyer sentiment, which softened further during the period due to rising inflation, heightened macroeconomic uncertainties and geopolitical tensions, including the military conflict in the Middle East. At the same time, underlying demand drivers, such as favorable demographic trends, an ongoing structural undersupply of homes, and the appeal of new, personalized energy‑efficient homes, drove healthy traffic at our communities and interest in our product offerings.
We generated 3,317 net orders in the 2026 second quarter, a 4% decrease from the year-earlier quarter, with a monthly net order pace per community of 4.0, compared to 4.5 for the prior-year period. Our average community count increased 9% year over year to 278, and our ending community count rose 11% to 280, reflecting our continued investments in land and land development to support future growth. The value of net orders for the quarter was $1.55 billion, down 4% from the year-earlier period, reflecting the lower net order volume, as their $466,800 average selling price was nearly even with the year-ago quarter.
Within this operating environment during the 2026 first half, we maintained the simplified sales approach we implemented more than a year ago. With this approach, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices. Additionally, while selling through our existing inventory, we continued to emphasize sales of our Built to Order® homes, which are a key industry differentiator for us and typically generate higher gross margins than inventory homes. Our goal is to bring the mix of Built to Order homes delivered to within our historical range of 60% to 70%, compared to approximately 55% in 2025.
Our Built to Order homes are our core competency and their value proposition to prospective customers has increased with the meaningful reduction in our build times over the past few years. Reflecting this demand – and supported in part by our achieving year-over-year build time improvements for Built to Order homes of 22% in the 2026 first quarter and 24% in the 2026 second quarter – we generated predominantly Built to Order net orders in both quarters of our 2026 first half. We believe this momentum will enable us to accomplish our homes delivered mix goal in the 2026 second half and beyond. While our ending backlog at May 31, 2026 was down 5% on a year-over-year basis, our renewed focus on Built to Order contributed to sequential growth in our ending backlog for both the 2026 first and second quarters, with the number of homes at May 31, 2026 up 45% from November 30, 2025. Among other benefits, our larger backlog of Built to Order homes generally provides us with greater visibility into future deliveries and enhanced predictability of housing gross profit margins compared to inventory homes, as the selling price and cost to build are usually known prior to starting the home.
Our strategic shift toward a higher mix of Built to Order home sales contributed to an anticipated temporary trough in deliveries during the 2026 first half, partly due to both the inherent time between sale and delivery of Built to Order homes and our intentional moderation of inventory starts. We expect the higher level of Built to Order sales generated during this period to benefit our homes delivered and housing gross profit margins in the third and fourth quarters of the year as well as position us to be a stronger company.
Homebuilding revenues for the three months ended May 31, 2026 were generated from housing operations and nominal land sales. For the three months ended May 31, 2025, homebuilding revenues were generated solely from housing operations. Housing revenues for the 2026 second quarter decreased 27% year over year to $1.11 billion, due to a 23% decrease in the number of homes delivered to 2,395 and a 5% decline in their average selling price to $461,900. Approximately 50% of our homes delivered in the 2026 second quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter were 66% for the 2026 second quarter, compared to 70% for the year-earlier quarter. This decrease reflects growth in our backlog since the beginning of the year, as well as a lower percentage of homes sold and delivered within the same quarter.
Homebuilding operating income for the three months ended May 31, 2026 was $28.2 million, compared to $131.5 million for the year-earlier period. As a percentage of revenues, homebuilding operating income was 2.5% for the 2026 second quarter, compared to 8.6% for the corresponding 2025 period, reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Operating income in both periods included $5.6 million of inventory-related charges. Our housing gross profit margin was 15.2%, compared to 19.3% for the year-earlier quarter, primarily due to price reductions we implemented in conjunction with our simplified sales strategy to stimulate demand, higher relative land costs and reduced operating leverage. Selling, general and administrative expenses as a percentage of housing revenues increased 200 basis points year over year to 12.7%, mainly due to a decrease in operating leverage from lower housing revenues. Net income and diluted earnings per share for the three months ended May 31, 2026 were $27.3 million and $.43, respectively, compared to $107.9 million and $1.50, respectively, for the three months ended May 31, 2025. Our diluted earnings per share for the 2026 second quarter reflected lower net income, partly offset by a 12% reduction in our weighted-average diluted share count reflecting the impact of our common stock repurchases over the past several quarters.
We continue to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support future growth and returning capital to our stockholders. Our investments in land and land development for the 2026 second quarter totaled $495.8 million, a 4% decrease compared to the year-earlier quarter. During the 2026 second quarter, we repurchased 1.4 million shares of our common stock at a total cost of $75.0 million, compared to 3.7 million shares at a total cost of $200.0 million in the year-earlier quarter. For the 2026 first half, we invested $1.06 billion in land and land development, representing a 26% decrease from the corresponding year-earlier period, and repurchased 2.2 million shares of our common stock at a total cost of $125.0 million. We ended the 2026 second quarter with total liquidity of $1.12 billion, including cash and cash equivalents and $923.4 million of available capacity under the Credit Facility. We had $275.0 million of cash borrowings outstanding under the Credit Facility at May 31, 2026.
Although our ending backlog value at May 31, 2026 decreased 7% year over year to approximately $2.14 billion, we believe we are well positioned to achieve our projections for the 2026 third quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenues:
Housing	$1,106,252	$1,524,716	$2,177,726	$2,911,757
Land	855	—	1,440	—
Total	1,107,107	1,524,716	2,179,166	2,911,757
Costs and expenses:
Construction and land costs
Housing	(937,629)	(1,230,055)	(1,845,142)	(2,337,469)
Land	(780)	—	(1,296)	—
Total	(938,409)	(1,230,055)	(1,846,438)	(2,337,469)
Selling, general and administrative expenses	(140,547)	(163,198)	(271,591)	(315,486)
Total	(1,078,956)	(1,393,253)	(2,118,029)	(2,652,955)
Operating income	28,151	131,463	61,137	258,802

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Interest income	1,164	1,679	2,445	3,758
Equity in income of unconsolidated joint ventures	1,269	1,080	1,791	3,493
Homebuilding pretax income	$30,584	$134,222	$65,373	$266,053

Homes delivered	2,395	3,120	4,765	5,890
Average selling price	$461,900	$488,700	$457,000	$494,400
Housing gross profit margin as a percentage of housing revenues	15.2%	19.3%	15.3%	19.7%
Adjusted housing gross profit margin as a percentage of housing revenues	15.7%	19.7%	15.6%	20.0%
Selling, general and administrative expenses as a percentage of housing revenues	12.7%	10.7%	12.5%	10.8%
Operating income as a percentage of revenues	2.5%	8.6%	2.8%	8.9%
Revenues. Homebuilding revenues for the three months ended May 31, 2026 consisted of housing revenues and nominal land sale revenues. In the three months ended May 31, 2025, homebuilding revenues were generated solely from housing operations. Housing revenues for the 2026 second quarter declined 27% from the year-earlier quarter due to decreases of 23% in the number of homes delivered and 5% in their overall average selling price. Each of our homebuilding reporting segments posted year-over-year decreases in second quarter housing revenues, ranging from 17% in our Southeast segment to 47% in our Southwest segment. The decline in the overall number of homes delivered primarily resulted from our having 19% fewer homes in backlog at the beginning of the 2026 second quarter compared to the year-earlier period, as well as our strategic shift toward a higher mix of Built to Order sales in the 2026 first half. The lower average selling price mainly reflected a combination of product and geographic mix factors and the price reductions we implemented in conjunction with our simplified sales strategy to stimulate demand.
For the six months ended May 31, 2026, homebuilding revenues consisted of housing revenues and land sale revenues. In the year-earlier period, homebuilding revenues were generated solely from housing operations. Housing revenues for the six months ended May 31, 2026 decreased 25% from the corresponding 2025 period due to a 19% decline in the number of homes delivered and an 8% decrease in their average selling price.
Land sale revenues for the three-month and six-month periods ended May 31, 2026 totaled $.9 million and $1.4 million, respectively. There were no land sales during the three-month and six-month periods ended May 31, 2025. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended May 31, 2026 decreased 79% from the prior-year period, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for both periods included $5.6 million of inventory-related charges. As a percentage of revenues, our operating income for the three months ended May 31, 2026 was 2.5%, compared to 8.6% for the corresponding 2025 period, due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 3.0% for the three months ended May 31, 2026, compared to 9.0% for the year-earlier period.
For the six months ended May 31, 2026, our homebuilding operating income declined 76% from the year-earlier period mainly due to a decrease in housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the six months ended May 31, 2026 included inventory-related charges of $7.7 million, compared to $7.0 million of such charges for the corresponding 2025 period. As a percentage of revenues, our operating income for the six months ended May 31, 2026 decreased 610 basis points year over year to 2.8%, mainly reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges, our operating income as a percentage of revenues declined 590 basis points to 3.2% for the six months ended May 31, 2026 from 9.1% for the corresponding year-earlier period.

•Housing Gross Profits – Housing gross profits of $168.6 million for the three months ended May 31, 2026 were down 43% year over year, reflecting lower housing revenues and a 410 basis-point decrease in our housing gross profit margin to 15.2%. The decline in the housing gross profit margin primarily reflected the price reductions we implemented a year ago, higher relative land costs and reduced operating leverage. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% for both the three months ended May 31, 2026 and 2025. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 15.7% for the 2026 second quarter decreased 400 basis points year over year.
For the six months ended May 31, 2026, our housing gross profits of $332.6 million decreased from $574.3 million for the year-earlier period due to lower housing revenues and a 440 basis-point decline in our housing gross profit margin. The housing gross profit margin decrease primarily reflected the same factors described above for the three months ended May 31, 2026. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for both the six months ended May 31, 2026 and 2025. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 15.6% for the six months ended May 31, 2026 decreased 440 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sales generated nominal results for the three-month and six-month periods ended May 31, 2026. There were no land sales during the three-month and six-month periods ended May 31, 2025.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	% of Housing Revenues	2025	% of Housing Revenues	2026	% of Housing Revenues	2025	% of Housing Revenues
Marketing expenses	$39,062	3.5%	$42,602	2.8%	$77,777	3.6%	$82,265	2.8%
Commission expenses (a)	40,161	3.6	52,514	3.4	79,741	3.7	99,680	3.4
General and administrative expenses (b)	61,324	5.6	68,082	4.5	114,073	5.2	133,541	4.6
Total	$140,547	12.7%	$163,198	10.7%	$271,591	12.5%	$315,486	10.8%
(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
(b)General and administrative expenses for both the three months and six months ended May 31, 2026 included $1.5 million of costs associated with the planned relocation of our corporate headquarters office, as discussed in Note 21 – Relocation of Corporate Headquarters in the Notes to Consolidated Financial Statements in this report.
Our selling, general and administrative expenses for the three months ended May 31, 2026 decreased 14% compared to the year-earlier period, primarily reflecting a decrease in commission expenses resulting from fewer homes delivered in the 2026 period and a reduction in general and administrative expenses largely due to lower performance-based compensation costs. As a percentage of housing revenues, our selling, general and administrative expenses for the three months ended May 31, 2026 increased 200 basis points year over year, mainly due to a decrease in operating leverage from lower housing revenues. For the six months ended May 31, 2026, selling, general and administrative expenses decreased 14% year over year, primarily due to the same factors described above for the three months ended May 31, 2026 as well as the favorable impact of $8.0 million in insurance recoveries. As a percentage of housing revenues, selling, general and administrative expenses for the six months ended May 31, 2026 increased 170 basis points, primarily reflecting decreased operating leverage from lower housing revenues, partly offset by the insurance recoveries.
Interest Income/Expense. Interest income, which is generated from short-term investments, was $1.2 million for the three months ended May 31, 2026, compared to $1.7 million for the year-earlier quarter. For the six months ended May 31, 2026, interest income was $2.4 million, compared to $3.8 million for the corresponding 2025 period. The year-over-year decreases for the three-month and six-month periods ended May 31, 2026 reflected our lower average balance of cash equivalents and a lower interest rate in the 2026 periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.

We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2026 and 2025 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $1.3 million for the three months ended May 31, 2026, compared to $1.1 million for the year-earlier period. For the six months ended May 31, 2026, our equity in income of unconsolidated joint ventures was $1.8 million, compared to $3.5 million for the corresponding 2025 period, mainly due to a decrease in the number of homes delivered by an unconsolidated joint venture in California. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Net orders	3,317	3,460	6,163	6,232
Net order value (a)	$1,548,396	$1,611,014	$2,912,708	$2,957,081
Cancellation rate (b)	12%	16%	12%	16%
Ending backlog — homes	4,526	4,776	4,526	4,776
Ending backlog — value	$2,138,334	$2,288,231	$2,138,334	$2,288,231
Ending community count	280	253	280	253
Average community count	278	254	276	255
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
Net Orders. Net orders for the 2026 second quarter decreased 4% compared to the year-earlier quarter, driven by declines of 6% and 22% in our Southwest and Central homebuilding reporting segments, respectively, partly offset by growth of 9% in our West Coast segment and 2% in our Southeast segment. The pace of monthly net orders per community was 4.0 in the 2026 second quarter, compared to 4.5 for the corresponding 2025 quarter, reflecting the lower net order volume and our higher average community count. The value of net orders for the 2026 second quarter was $1.55 billion, a decline of 4% from year-earlier quarter, reflecting the lower net order volume, as the average selling price of those net orders was nearly even with the year-earlier quarter at $466,800. Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2026 was 12%, compared to 16% for the year-earlier period.
In the 2026 first half, we maintained the simplified sales approach we implemented more than a year ago. With this approach, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices. Additionally, while selling through our existing inventory, we continued to emphasize sales of our Built to Order homes, which are a key industry differentiator for us and typically generate higher gross margins than inventory homes. Our goal is to bring the mix of Built to Order homes delivered to within our historical range of 60% to 70%, compared to approximately 55% in 2025.
Our Built to Order homes are our core competency and their value proposition to prospective customers has increased with the meaningful reduction in our build times over the past few years. Reflecting demand for our personalized homes, supported in part by our achieving ongoing year-over-year build time improvements, we generated predominantly Built to Order net orders in both the 2026 first and second quarters, momentum that we believe will enable us to accomplish our homes delivered mix goal in the 2026 second half and beyond.
Backlog. The number of homes in our backlog at May 31, 2026 decreased 5% compared to May 31, 2025. Our overall backlog value at May 31, 2026 declined 7% year over year due to the lower number of homes in backlog and a slight decrease in their average selling price. Backlog value was down year over year in three of our homebuilding reporting segments, with decreases ranging from 11% in our Southeast segment to 27% in our Southwest segment, partially offset by a 10% increase in our West Coast segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations. Our renewed focus on Built to Order contributed to sequential growth in our ending backlog for both the 2026 first and second quarters, with the number of homes in backlog at May 31, 2026 up 45% from November 30, 2025. Among other benefits, our larger backlog of Built to Order homes generally provides us with greater visibility into future deliveries and enhanced predictability of housing gross profit margins compared to inventory homes, as the selling price and cost to build are usually known prior to starting the home.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2026 second quarter grew 11% and our average community count increased 9%, each as compared to the year-earlier quarter.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2026	2025	2026	2025	2026	2025
West Coast	818	968	1,203	1,104	12%	14%
Southwest	375	661	523	557	11	13
Central	596	811	803	1,030	13	15
Southeast	606	680	788	769	13	20
Total	2,395	3,120	3,317	3,460	12%	16%

	Net Order Value			Average Community Count
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	$766,870	$728,141	5%	107	89	20%
Southwest	228,373	268,921	(15)	39	36	8
Central	267,836	328,614	(18)	67	63	6
Southeast	285,317	285,338	—	65	66	(2)
Total	$1,548,396	$1,611,014	(4)%	278	254	9%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2026	2025	2026	2025	2026	2025
West Coast	1,528	1,817	2,205	2,002	11%	14%
Southwest	753	1,339	1,037	1,102	10	14
Central	1,271	1,562	1,463	1,750	14	16
Southeast	1,213	1,172	1,458	1,378	12	20
Total	4,765	5,890	6,163	6,232	12%	16%

	Six Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	$1,429,004	$1,335,320	7%	103	88	17%
Southwest	449,900	538,143	(16)	39	38	3
Central	503,436	568,339	(11)	67	66	2
Southeast	530,368	515,279	3	67	63	6
Total	$2,912,708	$2,957,081	(2)%	276	255	8%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	1,618	1,396	16%	$1,042,729	$947,842	10%
Southwest	751	897	(16)	323,520	443,533	(27)
Central	1,064	1,321	(19)	368,893	445,853	(17)
Southeast	1,093	1,162	(6)	403,192	451,003	(11)
Total	4,526	4,776	(5)%	$2,138,334	$2,288,231	(7)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $36.8 million and $40.4 million in the three months ended May 31, 2026 and 2025, respectively. For the six months ended May 31, 2026, Corporate and other had an operating loss of $70.5 million, compared to $76.9 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three months and six months ended May 31, 2026 and 2025 were impacted to varying degrees by price reductions and other homebuyer concessions we extended to buyers in conjunction with our sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2026	2025	Variance	2026	2025	Variance
Revenues	$511,493	$660,193	(23)%	$960,702	$1,261,842	(24)%
Construction and land costs	(440,175)	(539,124)	18	(824,507)	(1,030,292)	20
Selling, general and administrative expenses	(44,645)	(45,475)	2	(84,303)	(89,464)	6
Operating income	$26,673	$75,594	(65)%	$51,892	$142,086	(63)%

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	2025	Variance		2026	2025	Variance
Homes delivered	818	968	(15)%		1,528	1,817	(16)%
Average selling price	$624,300	$682,000	(8)%		$628,200	$694,500	(10)%
Operating income as a percentage of revenues	5.2%	11.5%	(630)	bps	5.4%	11.3%	(590)	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2026 consisted of housing revenues and nominal land sale revenues. For the three-month and six-month periods ended May 31, 2025, this segment’s revenues were generated solely from housing operations. Housing revenues for the three months and six months ended May 31, 2026 declined from the corresponding year-earlier periods, reflecting decreases in both the number of homes delivered and their average selling price. Operating income for the three months and six months ended May 31, 2026 declined year over year due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income as a percentage of revenues for the 2026 second quarter decreased from the year-earlier quarter due to a 430 basis-point decline in the housing gross profit margin to 14.0% and a 190 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.7%. For the six months ended May 31, 2026, operating income as a percentage of revenues declined from the corresponding 2025 period, mainly reflecting a 420 basis-point decrease in the housing gross profit margin to 14.2% and a 170 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.8%.
The year-over-year decrease in the housing gross profit margin for the three months and six months ended May 31, 2026 was primarily due to price reductions, higher relative construction and land costs, increased inventory-related charges, product and geographic mix, and reduced operating leverage. For the three months ended May 31, 2026, inventory-related charges associated with housing operations were $4.3 million, compared to $1.2 million for the year-earlier period. For the six months ended May 31, 2026, inventory-related charges associated with housing operations were $5.0 million, compared to $1.8 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2026 was mainly due to higher marketing and other expenses associated with our expanded community count in this segment as well as a decrease in operating leverage from lower housing revenues. For the six months ended May 31, 2026, these impacts were partly offset by insurance recoveries.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	2025	Variance		2026	2025	Variance
Revenues	$166,625	$314,102	(47)%		$346,857	$626,981	(45)%
Construction and land costs	(133,001)	(236,406)	44		(274,920)	(469,124)	41
Selling, general and administrative expenses	(15,231)	(22,315)	32		(30,937)	(43,701)	29
Operating income	$18,393	$55,381	(67)%		$41,000	$114,156	(64)%

Homes delivered	375	661	(43)%		753	1,339	(44)%
Average selling price	$444,300	$475,200	(7)%		$460,600	$468,200	(2)%
Operating income as a percentage of revenues	11.0%	17.6%	(660)	bps	11.8%	18.2%	(640)	bps
In the three-month and six-month periods ended May 31, 2026 and 2025, this segment’s revenues were generated solely from housing operations. This segment’s housing revenues for the three months and six months ended May 31, 2026 declined year over year, driven by decreases in both the number of homes delivered and their average selling price. Operating income for both periods decreased year over year due to lower housing gross profits, partially offset by lower selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2026 second quarter declined from the year-earlier quarter, reflecting a 450 basis-point decrease in the housing gross profit margin to 20.2% and a 210 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.1%. For the six months ended May 31, 2026, operating income as a percentage of revenues decreased year over year, mainly reflecting a 450 basis-point decrease in the housing gross profit margin to 20.7% and a 190 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.9%.

The year-over-year decrease in the housing gross profit margin for the three months and six months ended May 31, 2026 primarily reflected higher relative land costs and decreased operating leverage on lower housing revenues, partly offset by lower construction costs. There were $.4 million of inventory-related charges associated with housing operations for the three months and six months ended May 31, 2026, compared to $.8 million and $1.1 million, respectively, of such charges for the corresponding year-earlier periods. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and six months ended May 31, 2026 was mainly due to a decrease in operating leverage from lower housing revenues.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	2025	Variance		2026	2025	Variance
Revenues	$205,829	$282,966	(27)%		$429,437	$558,579	(23)%
Construction and land costs	(173,626)	(231,321)	25		(364,080)	(451,217)	19
Selling, general and administrative expenses	(24,230)	(30,966)	22		(47,290)	(61,195)	23
Operating income	$7,973	$20,679	(61)%		$18,067	$46,167	(61)%

Homes delivered	596	811	(27)%		1,271	1,562	(19)%
Average selling price	$345,400	$348,900	(1)%		$337,900	$357,600	(6)%
Operating income as a percentage of revenues	3.9%	7.3%	(340)	bps	4.2%	8.3%	(410)	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2026 and 2025 were generated solely from housing operations. Housing revenues for the three months and six months ended May 31, 2026 were down from the corresponding year-earlier periods due to decreases in both the number of homes delivered and their average selling price. Operating income for the three-month and six-month periods ended May 31, 2026 declined from the corresponding year-earlier periods mainly due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. This segment’s operating income as a percentage of revenues for the 2026 second quarter decreased from the year-earlier period due to a 270 basis-point decline in the housing gross profit margin to 15.6% and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.8%. For the six months ended May 31, 2026, operating income as a percentage of revenues decreased year over year, reflecting a 400 basis-point decrease in the housing gross profit margin to 15.2%, and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.0%.
The housing gross profit margin declined year over year for both the three-month and six-month periods ended May 31, 2026, mainly due to price reductions, higher relative construction and land costs, and product and geographic mix. Inventory-related charges associated with housing operations for the three months ended May 31, 2026 were $.4 million, compared to $1.8 million for the year-earlier period. For the six months ended May 31, 2026, inventory-related charges associated with housing operations were $1.0 million, compared to $2.1 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended May 31, 2026 primarily reflected decreased operating leverage from lower housing revenues. For the six months ended May 31, 2026, the year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues was mainly due to decreased operating leverage, largely offset by the favorable impact of insurance recoveries.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2026	2025	Variance	2026	2025	Variance
Revenues	$223,160	$267,455	(17)%	$442,170	$464,355	(5)%
Construction and land costs	(189,773)	(221,064)	14	(378,842)	(383,120)	1
Selling, general and administrative expenses	(21,518)	(26,161)	18	(42,622)	(47,928)	11
Operating income	$11,869	$20,230	(41)%	$20,706	$33,307	(38)%

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	2025	Variance		2026	2025	Variance
Homes delivered	606	680	(11)%		1,213	1,172	3%
Average selling price	$368,300	$393,300	(6)%		$364,000	$396,200	(8)%
Operating income as a percentage of revenues	5.3%	7.6%	(230)	bps	4.7%	7.2%	(250)	bps
This segment’s revenues for the three months ended May 31, 2026 and the three months and six months ended May 31, 2025 were generated solely from housing operations. For the six months ended May 31, 2026, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. Housing revenues for the three months ended May 31, 2026 were down year over year due to decreases in both the number of homes delivered and their average selling price. For the six months ended May 31, 2026, housing revenues declined from the corresponding year-earlier period to $441.6 million, reflecting a decrease in the average selling price of homes delivered, partly offset by an increase in the number of homes delivered. Operating income for the three months and six months ended May 31, 2026 declined from the corresponding year-earlier periods as a result of lower housing gross profits, partially offset by lower selling, general and administrative expenses. As a percentage of revenues, operating income for the 2026 second quarter declined from the year-earlier quarter primarily due to a 230 basis-point decrease in the housing gross profit margin to 15.0%, partly offset by a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.6%. Operating income as a percentage of revenues for the six months ended May 31, 2026 declined from the year-earlier period due to a 320 basis-point decrease in the housing gross profit margin to 14.3%, partly offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.7%.
The year-over-year decrease in the housing gross profit margin for the three months and six months ended May 31, 2026 mainly reflected price reductions, higher construction and land costs, and product and geographic mix. Inventory-related charges associated with housing operations for the three months ended May 31, 2026 were $.5 million, compared to $1.7 million for the year-earlier quarter. For the six months ended May 31, 2026, inventory-related charges associated with housing operations were $1.3 million, compared to $1.9 million for the corresponding 2025 period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for both the three months and six months ended May 31, 2026 was mainly due to a decrease in sales commissions.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenues	$5,328	$4,869	$10,280	$9,605
Expenses	(1,493)	(1,570)	(3,043)	(3,109)
Equity in income of unconsolidated joint venture	2,830	4,862	4,963	9,191
Pretax income	$6,665	$8,161	$12,200	$15,687
Total originations (a):
Loans	1,727	2,249	3,321	4,316
Principal	$687,065	$930,825	$1,292,943	$1,799,480
Percentage of homebuyers using KBHS	83%	88%	82%	89%
Average FICO score	741	743	742	744
Loans sold (a):
Loans sold to GR Alliance	1,230	1,814	2,571	3,235
Principal	$503,276	$747,144	$1,019,285	$1,322,444
Loans sold to third parties	333	425	697	988
Principal	$116,801	$191,697	$242,733	$441,674
(a)Loan originations and sales occurred within KBHS.

Revenues. Financial services revenues for the three-month and six-month periods ended May 31, 2026 grew 9% and 7%, respectively, from the corresponding year-earlier periods, reflecting higher insurance commission revenues, partly offset by lower title services revenues. The year-over-year increase in insurance commission revenues in the 2026 periods was primarily due to higher estimated future renewal commissions. Title services revenues decreased mainly due to fewer homes delivered in the 2026 periods.
Pretax income. Financial services pretax income for the three-month and six-month periods ended May 31, 2026 decreased 18% and 22%, respectively, from the corresponding year-earlier periods, primarily due to lower equity in income of our unconsolidated joint venture, KBHS. For the 2026 second quarter, our equity in income of KBHS declined 42% year over year, reflecting a decrease in KBHS’ income mainly due to fewer loans originated as a result of both the lower number of homes we delivered and a lower percentage of our homebuyers using KBHS. The impact of the lower loan volume on KBHS’ income was partially offset by a $.9 million gain in the fair value of IRLCs in the three months ended May 31, 2026, compared to a $2.1 million loss for the year‑earlier period.
For the six months ended May 31, 2026, our equity in income of KBHS decreased 46% from the corresponding year-earlier period, due to a decline in KBHS’ income that primarily reflected the same factors described above for the three months ended May 31, 2026. The impact of the lower loan volume for the six months ended May 31, 2026 was partly offset by a $1.0 million gain in the fair value of IRLCs, compared to a $3.6 million loss in the corresponding period of 2025.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Income tax expense	$9,900	$34,500	$16,800	$64,300
Effective tax rate	26.6%	24.2%	21.7%	22.8%
Our effective tax rate for the three months ended May 31, 2026 increased from the year-earlier period, primarily due to the lower pretax income we generated for the 2026 period, which heightened the relative impact of non-deductible executive compensation expense. For the six months ended May 31, 2026, our effective tax rate decreased from the year-earlier period, mainly due to the lower pretax income, which resulted in a higher relative impact of excess tax benefits from stock-based compensation in the 2026 period, partly offset by a higher relative impact of non-deductible executive compensation expense.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Housing revenues	$1,106,252	$1,524,716	$2,177,726	$2,911,757
Housing construction and land costs	(937,629)	(1,230,055)	(1,845,142)	(2,337,469)
Housing gross profits	168,623	294,661	332,584	574,288
Add: Inventory-related charges (a)	5,579	5,558	7,734	7,013
Adjusted housing gross profits	$174,202	$300,219	$340,318	$581,301

Housing gross profit margin as a percentage of housing revenues	15.2%	19.3%	15.3%	19.7%
Adjusted housing gross profit margin as a percentage of housing revenues	15.7%	19.7%	15.6%	20.0%
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
We ended the 2026 second quarter with total liquidity of $1.12 billion, including cash and cash equivalents and $923.4 million of available capacity under the Credit Facility, with $275.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $199.8 million at May 31, 2026, compared to $228.6 million at November 30, 2025. Cash equivalents included in the total were $63.3 million at May 31, 2026 and $152.6 million at November 30, 2025, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of May 31, 2026, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the six months ended May 31, 2026, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Investments in Land and Land Development. Our investments in land and land development for the six months ended May 31, 2026 totaled $1.06 billion, a 26% decrease compared to the year-earlier period; the prior period included our purchase of two sizable land parcels in our Southwest homebuilding reporting segment. In the six months ended May 31, 2026, land acquisition expenditures, which are included in our investments in land and land development, decreased to $353.1 million, or 33% of our total investments, compared to $661.9 million, or 46% of our total investments, in the corresponding period of 2025. While land and land development investments were made in all of our homebuilding reporting segments during the six months ended May 31, 2026 and 2025, our West Coast segment comprised 44% and 49%, respectively, of our total investments.
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
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2026		November 30, 2025		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	19,056	$3,066,783	20,750	$3,048,056	(1,694)	$18,727
Southwest	10,668	1,094,519	11,142	969,260	(474)	125,259
Central	18,750	735,233	20,614	758,962	(1,864)	(23,729)
Southeast	10,632	836,022	12,106	894,524	(1,474)	(58,502)
Total	59,106	$5,732,557	64,612	$5,670,802	(5,506)	$61,755
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2026 increased slightly from November 30, 2025, mainly due to land and land development investments during the six months ended May 31, 2026. The number of lots we owned or controlled as of May 31, 2026 decreased 9% from November 30, 2025, largely reflecting homes delivered and our strategic abandonment of 7,301 previously controlled lots, partly offset by newly optioned lots during the period. The number of lots in inventory as of May 31, 2026 included 6,319 lots under contract where the associated deposits were refundable at our discretion, compared to 7,715 of such lots at November 30, 2025. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 38% at May 31, 2026, compared to 43% at November 30, 2025. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2026, we estimate the remaining purchase price to be paid would be as follows: 2026 – $652.1 million; 2027 – $665.5 million; 2028 – $197.1 million; 2029 – $78.0 million; 2030 – $0; and thereafter – $0.

Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2026	November 30, 2025
Cash and cash equivalents	$199,819	$228,614
Credit Facility commitment	1,200,000	1,200,000
Borrowings outstanding under the Credit Facility	(275,000)	—
Letters of credit outstanding under the Credit Facility	(1,610)	(1,610)
Credit Facility availability	923,390	1,198,390
Total liquidity	$1,123,209	$1,427,004
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2026	November 30, 2025	Variance
Credit Facility	$275,000	$—	$275,000
Term Loan	358,532	358,317	215
Senior notes	1,332,568	1,331,584	984
Mortgages and land contracts due to land sellers and other loans	2,614	3,076	(462)
Total	$1,968,714	$1,692,977	$275,737
Our financial leverage, as measured by the ratio of debt to capital, increased 380 basis points to 34.1% at May 31, 2026, compared to 30.3% at November 30, 2025 due to cash borrowings outstanding under the Credit Facility. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of May 31, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $55.4 million and $68.2 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.38 billion and $1.37 billion of performance bonds outstanding at May 31, 2026 and November 30, 2025, respectively.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2026, we had $275.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2026:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.78 billion	$3.75 billion
Leverage Ratio	<	.600	.324
Interest Coverage Ratio (a)	>	1.500	4.601
Minimum liquidity (a)	>	$109.9 million	$1.12 billion
Investments in joint ventures and non-guarantor subsidiaries	<	$855.8 million	$480.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.01 billion
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
As of May 31, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2026, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $2.6 million, secured primarily by the underlying property, which had an aggregate carrying value of $20.8 million.

Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on November 12, 2029, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of May 31, 2026, one of our unconsolidated joint ventures had borrowings outstanding under a term loan with a third-party lender and secured by the underlying property and related project assets. None of our other homebuilding unconsolidated joint ventures had outstanding debt at May 31, 2026.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(93,470)	$(165,883)
Investing activities	(30,275)	(20,416)
Financing activities	94,062	(101,952)
Net decrease in cash and cash equivalents	$(29,683)	$(288,251)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash used by operating activities for the six months ended May 31, 2026 mainly reflected a net decrease in accounts payable, accrued expenses and other liabilities of $93.3 million, a net increase in inventories of $73.6 million and a net increase in receivables of $25.1 million, partly offset by net income of $60.8 million. In the six months ended May 31, 2025, our net cash used by operating activities primarily reflected a net increase in inventories of $390.6 million and a net decrease in accounts payable, accrued expenses and other liabilities of $68.3 million, partly offset by net income of $217.4 million and a net decrease in receivables of $20.7 million.
Investing Activities. In the six months ended May 31, 2026, net cash used in investing activities consisted of $22.9 million for net purchases of property and equipment and $8.9 million of contributions to unconsolidated joint ventures, partially offset by a return of investments in unconsolidated joint ventures of $1.6 million. In the six months ended May 31, 2025, the net cash used in investing activities included $22.7 million for net purchases of property and equipment, partly offset by a $2.3 million return of investments in unconsolidated joint ventures.
Financing Activities. In the six months ended May 31, 2026, cash was provided by $275.0 million of net borrowings under the Credit Facility and $.6 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases and excise taxes paid of $130.1 million, dividend payments on our common stock of $32.6 million, and tax payments associated with stock-based compensation awards of $18.3 million. In the six months ended May 31, 2025, our uses of cash included stock repurchases of $250.0 million, dividend payments on our common stock of $36.5 million and tax payments associated with stock-based compensation awards of $15.9 million. The cash used was partially offset by $200.0 million of net borrowings under the Credit Facility and $.4 million of issuances of common stock under employee stock plans.
Dividends. In the 2026 and 2025 second quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during each of the six-month periods ended May 31, 2026 and 2025 totaled $.50 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the six months ended May 31, 2026, we repurchased 2,216,336 shares of our common stock at a total cost of $125.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2026, there was $775.0 million of remaining availability under this share repurchase authorization.
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
Supplemental Guarantor Financial Information
As of May 31, 2026, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $275.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	May 31, 2026	November 30, 2025
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$161,559	$170,338
Inventories	5,394,905	5,311,390
Amounts due from Non-Guarantor Subsidiaries	248,551	278,680
Total assets	6,465,046	6,360,871

	May 31, 2026	November 30, 2025
Summarized Balance Sheet Data (in thousands)
Liabilities and Stockholders’ Equity
Notes payable	$1,968,714	$1,692,977
Amounts due to Non-Guarantor Subsidiaries	453,861	438,762
Total liabilities	3,054,864	2,831,933
Stockholders’ equity	3,410,182	3,528,938

Summarized Statement of Operations Data (in thousands)	Six Months Ended May 31, 2026
Revenues	$1,974,877
Construction and land costs	(1,661,854)
Selling, general and administrative expenses	(259,983)
Interest income from Non-Guarantor Subsidiaries	9,073
Pretax income	63,956
Net income	50,556
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended May 31, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We continue to view the long‑term outlook for the housing market favorably, supported by positive demographic trends and an ongoing structural undersupply of homes. However, we expect the challenging market conditions we experienced in the 2026 second quarter – marked by persistent affordability pressures, elevated mortgage interest rates, and cautious buyer sentiment, which softened further during the period due to rising inflation, heightened macroeconomic uncertainties and geopolitical tensions, including the military conflict in the Middle East – to continue in the near term. To the extent these trends continue or worsen, net order activity could remain subdued, including net orders for our Built to Order homes.
As we move into the 2026 second half, we plan to maintain our simplified sales approach we implemented more than a year ago. With this approach, we provide a straightforward, transparent base price with limited, if any, concessions or incentives, designed to offer customers a compelling value competitive with area resale home prices. Additionally, while selling through our existing inventory, we will continue to emphasize sales of our Built to Order homes, with the goal of bringing the mix closer to our historical average of 60% to 70% of homes delivered. Our mix of net orders in both the 2026 first and second quarters was predominantly Built to Order, momentum that we believe will enable us to accomplish our homes delivered mix goal in the 2026 second half and beyond.
Although the number of homes in our backlog at May 31, 2026 was down 5% year over year, our renewed focus on Built to Order contributed to sequential growth in our ending backlog for both the 2026 first and second quarters, with the number of homes in backlog at May 31, 2026 up 45% from November 30, 2025. We expect our year-over-year ending backlog comparison to turn positive in the 2026 third quarter. Among other benefits, a larger backlog of Built to Order homes generally provides us greater visibility into future deliveries and higher gross margins than we typically generate on inventory sales. We also intend to continue focusing on improving our build times and tightly managing our direct construction costs.
While our strategic shift toward a higher mix of Built to Order homes and our intentional moderation of inventory starts contributed to an anticipated temporary trough in the number of homes delivered during the 2026 first half, we expect the higher level of Built to Order sales generated during this period to produce sequential improvement in our homes delivered and housing gross profit margins during the 2026 second half, although each is projected to be lower on a year-over-year basis in the third and fourth quarters. Specifically as to our housing gross profit margin, we anticipate more pronounced sequential improvement as the year progresses, supported by increased operating leverage and a favorable mix of homes delivered, including a growing proportion of Built to Order homes and a greater share from our Northern California operations, which have historically generated relatively high average selling prices and margins. In addition, we believe that our selling, general and administrative expenses as a percentage of housing revenues will benefit in the 2026 second half from an expected increase in operating leverage.
We have maintained a strong financial position and financial flexibility, supported by our Credit Facility, which we expanded at the end of our 2025 fiscal year. For the remainder of 2026, in order to strengthen our long-term growth platform, we intend, subject to the operating environment and available opportunities, to acquire and control additional land positions within attractive submarkets in our served markets that meet our investment standards. We also plan to continue to develop land we own in a manner that prioritizes capital efficiency, including developing lots where possible in smaller phases and aligning development with our starts pace to optimally manage our inventory of finished lots. Reflecting our ongoing investments in land and land development, our ending community count for the 2026 second quarter increased 11% year over year to 280.
Consistent with our balanced approach to capital allocation, we plan to continue returning capital to our stockholders, primarily through additional share repurchases. As of May 31, 2026, we had $775.0 million remaining under our current board of directors share repurchase authorization. This provides us with the opportunity to repurchase our common stock in the remainder of 2026, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
Based on the factors discussed above, we have updated our 2026 projections. We are providing our current projections for the 2026 third quarter, reaffirming, with narrower ranges, the 2026 full‑year projections for deliveries and housing revenues previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2026, and providing additional details on our present 2026 full‑year outlook for certain metrics, as follows:
2026 Third Quarter
•We expect deliveries to be in the range of 2,600 to 2,800, compared to 3,393 for the 2025 third quarter.
•We expect to generate housing revenues in the range of $1.20 billion to $1.35 billion, compared to $1.61 billion for the corresponding 2025 period.
•We expect our housing gross profit margin will be in the range of 16.0% to 16.6%, assuming no inventory-related charges, compared to 18.9% for the corresponding 2025 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.3% to 11.9%, compared to 10.0% for the 2025 third quarter.
•We expect our effective tax rate will be in the range of 19.0% to 21.0%, compared to 23.3% for the year-earlier quarter.
•We expect our ending community count will be in the range of 270 to 280, compared to 264 for the 2025 third quarter.
•We expect our common stock repurchases to be in the range of $50.0 million to $100.0 million.
2026 Full Year
•We expect deliveries to be in the range of 10,500 to 11,000, compared to 12,902 for 2025.
•We expect our housing revenues to be in the range of $4.90 billion to $5.30 billion, compared to $6.21 billion for 2025.
•We expect our housing gross profit margin will be in the range of 16.1% to 16.5%, assuming no inventory-related charges, compared to 19.1% for 2025.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.4% to 11.8%, compared to 10.4% for 2025.
•We expect our effective tax rate will be in the range of 22.0% to 24.0%, compared to 22.6% for 2025.
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
The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the three months ended May 31, 2026, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.
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
•population growth or decline, household formations and demographic trends;
•conditions in the capital, credit and financial markets;
•our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•the execution of any securities repurchases pursuant to our board of directors’ authorization;
•material and trade costs and availability, including the costs associated with achieving the current standards for ENERGY STAR certified homes, and delays related to state and municipal construction, permitting, inspection and utility processes, which have been disrupted by key equipment shortages;
•rising consumer and producer price inflation;
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
•consumer interest in and responsiveness to our new home communities, products and simplified selling process with transparent pricing and limited initiatives, particularly from first-time homebuyers and higher-income consumers;
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
•the costs we incur in connection with relocating our corporate headquarters office from Los Angeles, California to Tempe, Arizona in 2027, including costs for employee-related severance, retention and relocation, as well as recruitment and onboarding;
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2025, other than our $275.0 million of cash borrowings outstanding under the Credit Facility as of May 31, 2026. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2025.

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, as appropriate, including our president and chief executive officer, who is our principal executive officer and, effective July 6, 2026, our interim principal financial officer, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our president and chief executive officer in his capacity as principal executive officer and interim principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our president and chief executive officer, as principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures were effective as of May 31, 2026.
There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended May 31, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
March 1-31	—	$—	$—	$850,000
April 1-30	1,375,294	54.62	75,000	775,000
May 1-31	—	—	—	775,000
Total	1,375,294	$54.62	$75,000
(a)    On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the 2026 second quarter, we repurchased 1,375,294 shares of our common stock on the open market pursuant to this authorization at a total cost of $75.0 million. As of May 31, 2026, we were authorized to repurchase up to $775.0 million of our outstanding common stock.
The total number of shares purchased and average price paid per share in the above table includes 2,297 of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock in April 2026. These transactions are not considered repurchases under the board of directors’ authorization.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended May 31, 2026.
Effective July 6, 2026, Robert V. McGibney, our president and chief executive officer, assumed the additional role of principal financial officer on an interim basis until a successor is designated. Mr. McGibney’s biographical information and compensatory arrangements are described in KB Home’s definitive proxy statement, filed with the Securities and Exchange Commission on March 13, 2026, and such information is incorporated herein by reference. There will be no changes in Mr. McGibney’s compensation arrangements as interim principal financial officer.
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

KB HOME Registrant

Dated	July 9, 2026	By:	/s/ ROBERT V. MCGIBNEY
Robert V. McGibney President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Dated	July 9, 2026	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)