Form 10-Q
period 2026-08-31
KB HOME
filed 2026-10-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 60,762,736 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2026.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Total revenues	$1,297,101	$1,620,474	$3,486,547	$4,541,836
Homebuilding:
Revenues	$1,292,350	$1,614,462	$3,471,516	$4,526,219
Construction and land costs	(1,078,590)	(1,321,147)	(2,925,028)	(3,658,616)
Selling, general and administrative expenses	(146,626)	(162,152)	(418,217)	(477,638)
Operating income	67,134	131,163	128,271	389,965
Interest income and other	4,518	1,870	6,963	5,628
Equity in income of unconsolidated joint ventures	2,147	1,509	3,938	5,002
Homebuilding pretax income	73,799	134,542	139,172	400,595
Financial services:
Revenues	4,751	6,012	15,031	15,617
Expenses	(1,464)	(1,580)	(4,507)	(4,689)
Equity in income of unconsolidated joint venture	4,094	4,254	9,057	13,445
Financial services pretax income	7,381	8,686	19,581	24,373
Total pretax income	81,180	143,228	158,753	424,968
Income tax expense	(15,900)	(33,400)	(32,700)	(97,700)
Net income	$65,280	$109,828	$126,053	$327,268
Earnings per share:
Basic	$1.07	$1.64	$2.03	$4.69
Diluted	$1.05	$1.61	$2.00	$4.60
Weighted average shares outstanding:
Basic	60,833	66,368	61,753	69,279
Diluted	61,759	67,737	62,732	70,643
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares – Unaudited)

	August 31, 2026	November 30, 2025
Assets
Homebuilding:
Cash and cash equivalents	$159,018	$228,614
Receivables	397,791	350,636
Inventories	5,981,182	5,670,802
Investments in unconsolidated joint ventures	74,763	72,436
Property and equipment, net	102,880	101,457
Deferred tax assets, net	88,665	88,665
Other assets	106,431	107,833
	6,910,730	6,620,443
Financial services	58,422	59,809
Total assets	$6,969,152	$6,680,252

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$319,520	$351,261
Accrued expenses and other liabilities	736,954	731,946
Notes payable	2,109,145	1,692,977
	3,165,619	2,776,184
Financial services	2,024	3,210
Stockholders’ equity:
Common stock — 63,969,624 and 74,477,254 shares issued at August 31, 2026 and November 30, 2025, respectively	63,970	74,477
Paid-in capital	843,573	863,718
Retained earnings	3,082,822	3,629,638
Accumulated other comprehensive loss	(3,538)	(3,538)
Treasury stock, at cost — 3,206,888 and 11,303,643 shares at August 31, 2026 and November 30, 2025, respectively	(185,318)	(663,437)
Total stockholders’ equity	3,801,509	3,900,858
Total liabilities and stockholders’ equity	$6,969,152	$6,680,252
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended August 31, 2026 and 2025
	Number of Shares
	Common Stock	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2026	63,653	(2,344)	$63,653	$840,401	$3,032,713	$(3,538)	$(136,419)	$3,796,810
Net income	—	—	—	—	65,280	—	—	65,280
Dividends on common stock	—	—	—	—	(15,171)	—	—	(15,171)
Employee stock options/other	317	—	317	4,813	—	—	—	5,130
Stock awards	—	25	—	(1,426)	—	—	1,426	—
Stock-based compensation	—	—	—	(215)	—	—	—	(215)
Stock repurchases, including excise tax	—	(888)	—	—	—	—	(50,325)	(50,325)
Balance at August 31, 2026	63,970	(3,207)	$63,970	$843,573	$3,082,822	$(3,538)	$(185,318)	$3,801,509

Balance at May 31, 2025	74,437	(6,387)	$74,437	$840,296	$3,450,350	$(3,704)	$(370,841)	$3,990,538
Net income	—	—	—	—	109,828	—	—	109,828
Dividends on common stock	—	—	—	—	(16,293)	—	—	(16,293)
Employee stock options/other	14	—	14	193	—	—	—	207
Stock-based compensation	—	—	—	8,420	—	—	—	8,420
Stock repurchases, including excise tax	—	(3,300)	—	—	—	—	(190,337)	(190,337)
Balance at August 31, 2025	74,451	(9,687)	$74,451	$848,909	$3,543,885	$(3,704)	$(561,178)	$3,902,363

	Nine Months Ended August 31, 2026 and 2025
	Number of Shares
	Common Stock	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2025	74,477	(11,304)	$74,477	$863,718	$3,629,638	$(3,538)	$(663,437)	$3,900,858
Net income	—	—	—	—	126,053	—	—	126,053
Dividends on common stock	—	—	—	—	(47,746)	—	—	(47,746)
Employee stock options/other	352	—	352	5,336	—	—	—	5,688
Stock awards	—	624	—	(36,779)	—	—	36,779	—
Stock-based compensation	—	—	—	11,298	—	—	—	11,298
Stock repurchases, including excise tax	—	(3,104)	—	—	—	—	(176,306)	(176,306)
Tax payments associated with stock-based compensation awards	—	(282)	—	—	—	—	(18,336)	(18,336)
Retirement of treasury stock	(10,859)	10,859	(10,859)	—	(625,123)	—	635,982	—
Balance at August 31, 2026	63,970	(3,207)	$63,970	$843,573	$3,082,822	$(3,538)	$(185,318)	$3,801,509

Balance at November 30, 2024	74,410	(2,253)	$74,410	$862,049	$3,269,423	$(3,704)	$(141,562)	$4,060,616
Net income	—	—	—	—	327,268	—	—	327,268
Dividends on common stock	—	—	—	—	(52,806)	—	—	(52,806)
Employee stock options/other	41	—	41	611	—	—	—	652
Stock awards	—	612	—	(38,882)	—	—	38,882	—
Stock-based compensation	—	—	—	25,131	—	—	—	25,131
Stock repurchases, including excise tax	—	(7,788)	—	—	—	—	(442,614)	(442,614)
Tax payments associated with stock-based compensation awards	—	(258)	—	—	—	—	(15,884)	(15,884)
Balance at August 31, 2025	74,451	(9,687)	$74,451	$848,909	$3,543,885	$(3,704)	$(561,178)	$3,902,363
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2026	2025
Cash flows from operating activities:
Net income	$126,053	$327,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(12,995)	(18,447)
Distributions of earnings from unconsolidated joint ventures	12,993	27,741
Amortization of debt issuance costs	3,171	2,686
Depreciation and amortization	31,094	27,440
Gain on sale of investment	(3,528)	—
Stock-based compensation	11,298	25,131
Inventory impairments and land option contract abandonments	10,720	18,351
Changes in assets and liabilities:
Receivables	(32,739)	7,166
Inventories	(326,481)	(330,019)
Accounts payable, accrued expenses and other liabilities	(49,191)	(63,835)
Other, net	725	8,358
Net cash provided by (used in) operating activities	(228,880)	31,840
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(19,422)	(10,593)
Return of investments in unconsolidated joint ventures	16,557	2,965
Proceeds from sale of investment	20,028	—
Purchases of property and equipment, net	(32,510)	(34,609)
Net cash used in investing activities	(15,347)	(42,237)
Cash flows from financing activities:
Borrowings under revolving credit facility	900,000	555,000
Repayments under revolving credit facility	(485,000)	(305,000)
Payments on mortgages and land contracts due to land sellers and other loans	(641)	—
Issuance of common stock under employee stock plans	5,688	652
Stock repurchases and excise taxes paid	(180,123)	(438,460)
Tax payments associated with stock-based compensation awards	(18,336)	(15,884)
Payments of cash dividends	(47,746)	(52,806)
Net cash provided by (used in) financing activities	173,842	(256,498)
Net decrease in cash and cash equivalents	(70,385)	(266,895)
Cash and cash equivalents at beginning of period	230,443	599,193
Cash and cash equivalents at end of period	$160,058	$332,298
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2025, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2025 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $35.7 million at August 31, 2026 and $152.6 million at November 30, 2025. At August 31, 2026 and November 30, 2025, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $65.3 million for the three months ended August 31, 2026 and $109.8 million for the three months ended August 31, 2025. For the nine months ended August 31, 2026 and 2025, our comprehensive income was $126.1 million and $327.3 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2026 and 2025 was equal to our net income for the respective periods.
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
As of August 31, 2026, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present certain statements of operations information relating to our homebuilding reporting segments (dollars in thousands):

	Three Months Ended August 31, 2026
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$620,017	$222,080	$205,567	$244,686	$—	$1,292,350
Land	—	—	—	—	—	—
Total	620,017	222,080	205,567	244,686	—	1,292,350
Construction and land costs:
Housing	(515,589)	(178,287)	(176,495)	(202,860)	(2,373)	(1,075,604)
Land	—	—	—	—	—	—
Inventory-related charges	(731)	—	(887)	(1,368)	—	(2,986)
Total	(516,320)	(178,287)	(177,382)	(204,228)	(2,373)	(1,078,590)
Gross profits:
Housing (a)	103,697	43,793	28,185	40,458	(2,373)	213,760
Land	—	—	—	—	—	—
Total	103,697	43,793	28,185	40,458	(2,373)	213,760
Marketing expenses	(17,378)	(5,464)	(8,181)	(7,876)	(823)	(39,722)
Commission expenses	(19,965)	(7,161)	(7,960)	(9,272)	—	(44,358)
General and administrative expenses (b)	(13,380)	(5,219)	(8,601)	(7,180)	(28,166)	(62,546)
Operating income (loss)	52,974	25,949	3,443	16,130	(31,362)	67,134
Other (c)	2,238	(91)	—	—	4,518	6,665
Homebuilding pretax income (loss)	$55,212	$25,858	$3,443	$16,130	$(26,844)	$73,799
Housing gross profit margin as a percentage of housing revenues	16.7%	19.7%	13.7%	16.5%	—%	16.5%

	Three Months Ended August 31, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$664,880	$335,505	$310,603	$302,987	$—	$1,613,975
Land	—	—	—	487	—	487
Total	664,880	335,505	310,603	303,474	—	1,614,462
Construction and land costs:
Housing	(548,199)	(254,004)	(254,059)	(251,035)	(1,976)	(1,309,273)
Land	—	—	—	(536)	—	(536)
Inventory-related charges	(1,133)	(511)	(7,240)	(2,454)	—	(11,338)
Total	(549,332)	(254,515)	(261,299)	(254,025)	(1,976)	(1,321,147)
Gross profits:
Housing (a)	115,548	80,990	49,304	49,498	(1,976)	293,364
Land	—	—	—	(49)	—	(49)
Total	115,548	80,990	49,304	49,449	(1,976)	293,315
Marketing expenses	(15,052)	(6,011)	(9,606)	(7,939)	(1,286)	(39,894)
Commission expenses	(20,108)	(10,703)	(13,284)	(11,967)	—	(56,062)
General and administrative expenses	(10,739)	(6,830)	(8,206)	(7,318)	(33,103)	(66,196)
Operating income (loss)	69,649	57,446	18,208	22,225	(36,365)	131,163
Other (c)	1,631	(108)	3	—	1,853	3,379
Homebuilding pretax income (loss)	$71,280	$57,338	$18,211	$22,225	$(34,512)	$134,542
Housing gross profit margin as a percentage of housing revenues	17.4%	24.1%	15.9%	16.3%	—%	18.2%

	Nine Months Ended August 31, 2026
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$1,579,864	$568,937	$635,004	$686,271	$—	$3,470,076
Land	855	—	—	585	—	1,440
Total	1,580,719	568,937	635,004	686,856	—	3,471,516
Construction and land costs:
Housing	(1,334,336)	(452,799)	(539,559)	(579,856)	(6,462)	(2,913,012)
Land	(780)	—	—	(516)	—	(1,296)
Inventory-related charges	(5,711)	(408)	(1,903)	(2,698)	—	(10,720)
Total	(1,340,827)	(453,207)	(541,462)	(583,070)	(6,462)	(2,925,028)
Gross profits:
Housing (a)	239,817	115,730	93,542	103,717	(6,462)	546,344
Land	75	—	—	69	—	144
Total	239,892	115,730	93,542	103,786	(6,462)	546,488
Marketing expenses	(49,881)	(16,060)	(25,698)	(22,104)	(3,755)	(117,498)
Commission expenses	(52,431)	(18,696)	(26,379)	(26,593)	—	(124,099)
General and administrative expenses (b)	(32,714)	(14,025)	(19,955)	(18,253)	(91,673)	(176,620)
Operating income (loss)	104,866	66,949	21,510	36,836	(101,890)	128,271
Other (c)	4,198	(256)	1	(3)	6,961	10,901
Homebuilding pretax income (loss)	$109,064	$66,693	$21,511	$36,833	$(94,929)	$139,172
Housing gross profit margin as a percentage of housing revenues	15.2%	20.3%	14.7%	15.1%	—%	15.7%

	Nine Months Ended August 31, 2025
	West Coast	Southwest	Central	Southeast	Corporate and Other	Total
Revenues:
Housing	$1,926,722	$962,486	$869,182	$767,342	$—	$4,525,732
Land	—	—	—	487	—	487
Total	1,926,722	962,486	869,182	767,829	—	4,526,219
Construction and land costs:
Housing	(1,576,651)	(721,997)	(703,144)	(632,245)	(5,692)	(3,639,729)
Land	—	—	—	(536)	—	(536)
Inventory-related charges	(2,973)	(1,642)	(9,372)	(4,364)	—	(18,351)
Total	(1,579,624)	(723,639)	(712,516)	(637,145)	(5,692)	(3,658,616)
Gross profits:
Housing (a)	347,098	238,847	156,666	130,733	(5,692)	867,652
Land	—	—	—	(49)	—	(49)
Total	347,098	238,847	156,666	130,684	(5,692)	867,603
Marketing expenses	(44,693)	(17,787)	(29,489)	(22,337)	(7,853)	(122,159)
Commission expenses	(55,731)	(30,781)	(38,153)	(31,077)	—	(155,742)
General and administrative expenses	(34,939)	(18,677)	(24,649)	(21,738)	(99,734)	(199,737)
Operating income (loss)	211,735	171,602	64,375	55,532	(113,279)	389,965
Other (c)	5,190	(170)	12	(3)	5,601	10,630
Homebuilding pretax income (loss)	$216,925	$171,432	$64,387	$55,529	$(107,678)	$400,595
Housing gross profit margin as a percentage of housing revenues	18.0%	24.8%	18.0%	17.0%	—%	19.2%
(a)    Housing gross profits are calculated by subtracting housing construction and land costs and inventory-related charges from housing revenues.
(b)    General and administrative expenses within Corporate and other for the three months and nine months ended August 31, 2026 included $1.9 million and $3.4 million, respectively, of costs associated with the planned relocation of our corporate headquarters office, as discussed in Note 21 – Relocation of Corporate Headquarters.
(c)    Other is primarily comprised of interest income, interest expense and equity in income (loss) of unconsolidated joint ventures. Other within Corporate and other for the three months and nine months ended August 31, 2026 included a $3.5 million gain on the sale of an investment in equity securities of a privately held technology company, as discussed in Note 10 – Other Assets. The following table summarizes the equity in income (loss) of unconsolidated joint ventures by homebuilding reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$2,238	$1,617	$4,197	$5,175
Southwest	(91)	(108)	(256)	(170)
Central	—	—	—	—
Southeast	—	—	(3)	(3)
Total	$2,147	$1,509	$3,938	$5,002
The following tables present certain balance sheet information relating to our homebuilding reporting segments (in thousands):

	August 31, 2026	November 30, 2025
Inventories:
West Coast	$3,214,169	$3,048,056
Southwest	1,173,794	969,260
Central	757,883	758,962
Southeast	835,336	894,524
Total	$5,981,182	$5,670,802

	August 31, 2026	November 30, 2025
Investments in unconsolidated joint ventures:
West Coast	$70,308	$68,708
Southwest	1,891	1,180
Central	—	—
Southeast	2,564	2,548
Total	$74,763	$72,436

Assets:
West Coast	$3,551,068	$3,300,212
Southwest	1,244,243	1,019,475
Central	916,343	910,307
Southeast	866,235	943,846
Corporate and other	332,841	446,603
Total	$6,910,730	$6,620,443
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenues
Insurance commissions	$2,914	$3,331	$9,599	$8,268
Title services	1,837	2,681	5,432	7,349
Total	4,751	6,012	15,031	15,617
Expenses
General and administrative	(1,464)	(1,580)	(4,507)	(4,689)
Operating income	3,287	4,432	10,524	10,928
Equity in income of unconsolidated joint venture	4,094	4,254	9,057	13,445
Pretax income	$7,381	$8,686	$19,581	$24,373

	August 31, 2026	November 30, 2025
Assets
Cash and cash equivalents	$1,040	$1,829
Receivables	2,476	5,569
Investment in unconsolidated joint venture	14,738	13,231
Other assets (a)	40,168	39,180
Total assets	$58,422	$59,809

Liabilities
Accounts payable and accrued expenses	$2,024	$3,210
Total liabilities	$2,024	$3,210
(a)Other assets at August 31, 2026 and November 30, 2025 included $40.1 million and $39.1 million, respectively, of contract assets for estimated future renewal commissions.

4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Numerator:
Net income	$65,280	$109,828	$126,053	$327,268
Less: Distributed earnings allocated to participating securities	(73)	(113)	(221)	(339)
Less: Undistributed earnings allocated to participating securities	(240)	(633)	(371)	(1,779)
Numerator for basic earnings per share	64,967	109,082	125,461	325,150
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	240	633	371	1,779
Less: Undistributed earnings reallocated to participating securities	(237)	(620)	(366)	(1,745)
Numerator for diluted earnings per share	$64,970	$109,095	$125,466	$325,184

Denominator:
Weighted average shares outstanding — basic	60,833	66,368	61,753	69,279
Effect of dilutive securities:
Share-based payments	926	1,369	979	1,364
Weighted average shares outstanding — diluted	61,759	67,737	62,732	70,643
Basic earnings per share	$1.07	$1.64	$2.03	$4.69
Diluted earnings per share	$1.05	$1.61	$2.00	$4.60
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2026 and 2025.
For the three-month and nine-month periods ended August 31, 2026 and 2025, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Due from utility companies, improvement districts and municipalities	$219,184	$184,924
Recoveries related to self-insurance and other legal claims	126,533	115,210
Refundable deposits and bonds	12,722	9,468
Income taxes receivable	4,942	12,108
Other	38,443	33,473
Subtotal	401,824	355,183
Allowance for doubtful accounts	(4,033)	(4,547)
Total	$397,791	$350,636

6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Homes completed or under construction	$1,721,316	$1,571,793
Land under development	4,259,866	4,099,009
Total	$5,981,182	$5,670,802
Land under development at August 31, 2026 and November 30, 2025 included land held for future development of $10.0 million and $27.3 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Capitalized interest at beginning of period	$145,204	$128,676	$125,627	$122,387
Interest incurred	31,520	29,658	88,629	84,676
Interest amortized to construction and land costs (a)	(22,552)	(27,026)	(60,084)	(75,755)
Capitalized interest at end of period	$154,172	$131,308	$154,172	$131,308
(a)Interest amortized to construction and land costs for the three-month and nine-month periods ended August 31, 2025 included nominal amounts related to land sales during the periods.
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
We evaluated 23 active communities or land parcels for recoverability as of August 31, 2026 with a carrying value of $316.1 million. As of November 30, 2025, we evaluated 11 active communities or land parcels for recoverability with a carrying value of $154.1 million. In addition, we evaluated land held for future development for recoverability as of both August 31, 2026 and November 30, 2025.
Based on the results of our evaluations, we recognized inventory impairment charges of $1.1 million related to one community for the three months ended August 31, 2026, and $4.2 million related to two communities for the nine months ended August 31, 2026. For the three-month and nine-month periods ended August 31, 2025, we recognized $7.3 million of inventory impairment charges primarily related to one community. If we change our strategy or if there are changes in market conditions for any given asset, we may recognize additional impairment charges in future periods.

The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired community written down to fair value:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input	2026	2025	2026	2025
Average selling price	$225,800	$394,500 - $578,900	$225,800 - $627,500	$394,500 - $578,900
Deliveries per month	4	2 - 3	1 - 4	2 - 3
Discount rate	17%	17% - 20%	17%	17% - 20%
As of August 31, 2026, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $24.0 million, representing six communities and various other land parcels. As of November 30, 2025, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $38.0 million, representing seven communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.9 million and $6.5 million for the three-month and nine-month periods ended August 31, 2026, respectively. For the three-month and nine-month periods ended August 31, 2025, we recognized land option contract abandonment charges of $4.0 million and $11.0 million, respectively.
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
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2026 and November 30, 2025 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2026 and November 30, 2025 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2026 and November 30, 2025, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2026		November 30, 2025
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$36,933	$974,524	$51,872	$1,320,433
Other land option contracts and other similar contracts	29,055	708,585	29,014	742,861
Total	$65,988	$1,683,109	$80,886	$2,063,294
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $87.5 million at August 31, 2026 and $62.8 million at November 30, 2025. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $11.0 million at August 31, 2026 and $15.4 million at November 30, 2025.
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
We had investments in six homebuilding unconsolidated joint ventures as of August 31, 2026 and November 30, 2025. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenues	$30,400	$19,027	$61,466	$58,767
Construction and land costs	(24,129)	(14,371)	(48,397)	(44,176)
Other expense, net	(1,914)	(1,567)	(5,018)	(4,474)
Income	$4,357	$3,089	$8,051	$10,117

All the combined revenues and most of the construction and land costs for the three-month and nine-month periods ended August 31, 2026 and 2025 related to homes delivered by an unconsolidated joint venture in California.

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	August 31, 2026	November 30, 2025
Assets
Cash	$28,074	$14,347
Receivables	15,439	5,517
Inventories	148,542	155,015
Other assets	872	620
Total assets	$192,927	$175,499

Liabilities and equity
Accounts payable and other liabilities	$22,312	$10,063
Notes payable (a)	44,100	40,216
Equity	126,515	125,220
Total liabilities and equity	$192,927	$175,499
(a)    As of August 31, 2026 and November 30, 2025, one of our unconsolidated joint ventures in California had $24.4 million and $40.2 million, respectively, of borrowings outstanding under a term loan with a third-party lender to finance its land acquisition, development and construction activities. Pursuant to the terms of the loan agreement, as amended, the aggregate commitment was $55.2 million at November 30, 2025 and decreased to $40.0 million on February 28, 2026. In April 2026, the loan agreement was further amended, reducing the aggregate commitment to $39.2 million, and extending the maturity date to November 30, 2027, with no option for further extension. On August 31, 2026, the loan agreement was amended again, providing for an aggregate commitment to $31.6 million. Borrowings under the term loan are secured by the underlying property and related project assets. This unconsolidated joint venture delivered homes in the three-month and nine-month periods ended August 31, 2026 and 2025.
As of August 31, 2026, another unconsolidated joint venture in California had $19.7 million of borrowings outstanding under a revolving line of credit entered into with a third-party lender on that date to finance its land acquisition, development and construction activities. The line of credit has a maximum commitment of $37.5 million, which is scheduled to decrease to $35.0 million on August 1, 2028. Borrowings under the revolving line of credit are secured by the underlying property and related project assets. The line of credit matures on August 31, 2029, unless extended or terminated pursuant to its applicable terms.
We provide certain guarantees and indemnities to the lenders in connection with the above-described term loan and revolving line of credit, including a guaranty of interest and carry costs; a guaranty to complete the construction of certain specified improvements for the projects once commenced; a guaranty against losses suffered due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity from environmental issues. Except to the extent related to the foregoing guarantees and indemnities, we do not have a guaranty or any other obligation to repay borrowings under the term loan or revolving line of credit or to support the value of the underlying collateral. However, various financial and non-financial covenants apply under the term loan and revolving line of credit and with respect to the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the applicable lender to seek to enforce such guaranty and indemnity obligations. As of the date of this report, we were in compliance with the relevant covenants. We do not believe that our existing exposure under our guaranty and indemnity obligations related to outstanding borrowings under the term loan and the revolving line of credit is material to our consolidated financial statements.

Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenues	$25,181	$26,362	$64,924	$79,326
Expenses	(16,993)	(17,854)	(46,810)	(52,437)
Income	$8,188	$8,508	$18,114	$26,889
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	August 31, 2026	November 30, 2025
Assets
Cash and cash equivalents (a)	$23,511	$23,393
Mortgage loans held for sale	198,888	177,068
Other assets	10,849	8,104
Total assets	$233,248	$208,565

Liabilities and equity
Accounts payable and other liabilities	$14,040	$13,394
Funding facilities	189,732	168,709
Equity	29,476	26,462
Total liabilities and equity	$233,248	$208,565
(a)Cash and cash equivalents included restricted cash of $.9 million at both August 31, 2026 and November 30, 2025.
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $6.9 million at August 31, 2026 and $4.6 million at November 30, 2025. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were gains of $1.2 million and $2.2 million for the three-month and nine-month periods ended August 31, 2026, and losses of $3.0 million and $6.6 million for the three-month and nine-month periods ended August 31, 2025.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of August 31, 2026. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2026 and 2027. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”) (collectively, “Guarantor Subsidiaries”).
10.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Cash surrender value of corporate-owned life insurance contracts	$48,905	$51,182
Lease right-of-use assets	28,040	17,494
Prepaid expenses	21,857	14,982
Other (a)	7,629	24,175
Total	$106,431	$107,833
(a)    Included a $15.2 million investment in equity securities of a privately held technology company without a readily determinable fair value at November 30, 2025. On August 21, 2026, we sold this investment for cash proceeds of $20.0 million and recognized a gain of $3.5 million, which is included in interest income and other in our consolidated statements of operations for the three months and nine months ended August 31, 2026. Certain of our executives, including our executive chairman of the board, are entitled to a portion of the sale proceeds pursuant to ownership interests they acquired, through an incentive program, in the limited liability company that held the investment, as described in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Self-insurance and other legal liabilities	$312,782	$290,107
Employee compensation and related benefits	131,236	157,170
Warranty liability	101,810	101,245
Inventory-related obligations (a)	40,170	48,243
Lease liabilities	30,957	19,775
Customer deposits	29,689	28,033
Accrued interest payable	19,170	29,219
Real estate and business taxes	18,255	13,612
Other	52,885	44,542
Total	$736,954	$731,946

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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense was $5.5 million for each of the three-month periods ended August 31, 2026 and 2025, and included short-term lease costs of $2.0 million and $2.1 million, respectively. For the nine months ended August 31, 2026 and 2025, our total lease expense was $16.0 million and $15.4 million, respectively, and included short-term lease costs of $5.6 million and $5.4 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2026 and 2025 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	August 31, 2026	November 30, 2025
Lease right-of-use assets	$28,049	$17,519
Lease liabilities	30,967	19,801
Lease right-of-use assets and lease liabilities are predominately within our homebuilding operations, with nominal amounts in our financial services operations.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Income tax expense	$15,900	$33,400	$32,700	$97,700
Effective tax rate	19.6%	23.3%	20.6%	23.0%
Our income tax expense and effective tax rate for the three months ended August 31, 2026 reflected the favorable impacts of $3.8 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes and $3.4 million of excess tax benefits related to stock-based compensation, partly offset by $3.3 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended August 31, 2025 included the favorable impacts of $5.3 million of Section 45L tax credits and $.2 million of excess tax benefits related to stock-based compensation, partly offset by $3.6 million of non-deductible executive compensation expense.
For the nine months ended August 31, 2026, our income tax expense and effective tax rate included the favorable impact of $7.2 million of excess tax benefits related to stock-based compensation and $5.3 million of Section 45L tax credits, partly offset by $6.0 million of non-deductible executive compensation expense. Our income tax expense and effective tax rate for the nine months ended August 31, 2025 reflected the favorable impact of $10.1 million of Section 45L tax credits and $5.6 million of excess tax benefits related to stock-based compensation, partly offset by $8.8 million of non-deductible executive compensation expense.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for the three months and nine months ended August 31, 2026 reflected the lower Section 45L benefit for the homes delivered after the effective date. The other tax-related provisions of the OBBBA did not have a material impact on our consolidated financial statements.

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
As of both August 31, 2026 and November 30, 2025, we had deferred tax assets of $104.2 million that were partly offset by valuation allowances of $15.5 million. The deferred tax asset valuation allowances at August 31, 2026 and November 30, 2025 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of August 31, 2026, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the nine months ended August 31, 2026.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Unsecured revolving credit facility	$415,000	$—
Senior unsecured term loan due November 12, 2029	358,640	358,317
6.875% Senior notes due June 15, 2027	299,524	299,096
4.80% Senior notes due November 15, 2029	298,604	298,309
7.25% Senior notes due July 15, 2030	347,492	347,084
4.00% Senior notes due June 15, 2031	387,450	387,095
Mortgages and land contracts due to land sellers and other loans	2,435	3,076
Total	$2,109,145	$1,692,977
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $8.3 million at August 31, 2026 and $10.1 million at November 30, 2025.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at a term Secured Overnight Financing Rate (“SOFR”), daily SOFR or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable monthly (base rate or daily SOFR borrowings) or each month or three months (term SOFR borrowings). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2026, we had $415.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2026, we had $783.4 million available for cash borrowings under the Credit Facility, with up to

$248.4 million of that amount available for the issuance of letters of credit. As of August 31, 2026, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.0%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on November 12, 2029. Interest under the Term Loan accrues at a term SOFR, daily SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate borrowings), monthly (daily SOFR borrowings), or each month or three months (term SOFR borrowings). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of August 31, 2026, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.2%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of August 31, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $53.5 million and $68.2 million, respectively.
Senior Notes. All the senior notes outstanding at August 31, 2026 and November 30, 2025 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2026, inventories having a carrying value of $22.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 14, 2026, we filed an automatically effective universal shelf registration statement (“2026 Shelf Registration”) with the SEC. The 2026 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2026 Shelf Registration replaced our previous such registration statement filed with the SEC on July 10, 2023. We have not made any offerings of securities under the 2026 Shelf Registration.
As of August 31, 2026, principal payments on our senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2026 – $.2 million; 2027 – $301.1 million; 2028 – $.8 million; 2029 – $660.4 million; 2030 – $350.0 million and thereafter – $390.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2026 and the year ended November 30, 2025 (in thousands):

		August 31, 2026			November 30, 2025
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$13,454	$(4,203)	$9,251	$54,095	$(15,531)	$38,564
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2026		November 30, 2025
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,333,070	$1,307,875	$1,331,584	$1,333,188
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Balance at beginning of period	$102,270	$97,658	$101,245	$96,026
Warranties issued	8,585	10,642	23,400	29,643
Payments	(9,045)	(9,702)	(22,835)	(27,071)
Balance at end of period	$101,810	$98,598	$101,810	$98,598
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $27.2 million and $22.3 million are included in receivables in our consolidated balance sheets at August 31, 2026 and November 30, 2025, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Balance at beginning of period	$178,815	$187,277	$179,247	$185,428
Self-insurance provided	4,299	5,334	12,192	13,907
Payments	(1,500)	(1,199)	(8,786)	(12,540)
Adjustments (a)	5,905	(2,663)	4,866	1,954
Balance at end of period	$187,519	$188,749	$187,519	$188,749
(a)Represents net changes in the portion of our self-insurance liability estimated to be recoverable from our insurers or other parties, and/or actual recoveries funded directly by our insurers or other parties, and/or adjustments, if any, to our previously recorded liability based on actuarially determined estimates.
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

Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2026, we had $1.35 billion of performance bonds and $55.1 million of letters of credit outstanding. At November 30, 2025, we had $1.37 billion of performance bonds and $69.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2026, we had total cash deposits of $66.0 million to purchase land having an aggregate purchase price of $1.68 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
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
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2026, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual has not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.

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
On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the nine months ended August 31, 2026, we repurchased 3,104,677 shares of our common stock at a total cost of $175.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2026, there was $725.0 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months and nine months ended August 31, 2026 and 2025, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2026 and 2025 third quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during each of the nine-month periods ended August 31, 2026 and 2025 totaled $.75 per share.
In April 2026, we retired 10,858,494 shares of our treasury stock. Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.
19.Stock-Based Compensation
Stock Options. At November 30, 2025, we had 350,864 stock options outstanding with a weighted average exercise price of $16.21. During the nine months ended August 31, 2026, all of these stock options were exercised; accordingly, no stock options were outstanding at August 31, 2026. We have not granted stock option awards since 2016. As all stock options had been fully vested since 2019, no stock-based compensation expense related to stock options was recognized during the three-month and nine-month periods ended August 31, 2026 and 2025.
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized a nominal stock-based compensation amount related to these awards for the three months ended August 31, 2026, compared to expense of $8.4 million for the three months ended August 31, 2025. For the nine months ended August 31, 2026 and 2025, we recognized stock-based compensation expense of $11.3 million and $25.1 million, respectively, related to these awards. The year-over-year decreases in stock-based compensation expense for both the three-month and nine-month periods were primarily due to lower compensation expense associated with PSUs, reflecting reduced expected achievement levels relative to the applicable performance metrics.

20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2026	2025
Summary of cash and cash equivalents at end of period:
Homebuilding	$159,018	$330,586
Financial services	1,040	1,712
Total	$160,058	$332,298
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$10,049	$1,453
Income taxes paid	23,307	88,901
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(4,414)	(5,762)
Non-cash change in investment in unconsolidated joint venture, net	(967)	4,890
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
Based on our current estimates and assumptions, and subject to our relocation efforts proceeding as currently planned, we expect to incur total costs associated with the relocation of approximately $8.0 million to $12.0 million. The majority of these costs are expected to be incurred through 2027, with certain costs extending into 2028. These estimates are subject to change as our relocation plan progresses and workforce transition decisions and other factors continue to evolve; accordingly, actual costs and the timing of when such costs are incurred may differ from current expectations. The relocation cost estimates mainly consist of employee separation, retention and relocation expenses, with a smaller portion related to other exit costs such as travel; legal, consulting and other professional services; contract terminations; and asset impairments. As employees are required to provide service through applicable dates to receive separation or retention benefits, the expenses and related liabilities are recognized ratably over the required service period. Relocation expenditures and other exit costs are generally recognized in the period incurred.
For the three months ended August 31, 2026, we recognized $1.9 million of expenses related to the relocation. For the nine months ended August 31, 2026, we recognized $3.4 million of expenses related to the relocation, including $.5 million of asset impairments. All such expenses for both periods were included in selling, general and administrative expenses, within our Corporate and other non-operating segment, in our consolidated statements of operations. As of August 31, 2026, the liability for relocation costs totaled $2.8 million and was included within accrued expenses and other liabilities in our consolidated balance sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Homebuilding	$1,292,350	$1,614,462	(20)%	$3,471,516	$4,526,219	(23)%
Financial services	4,751	6,012	(21)	15,031	15,617	(4)
Total revenues	$1,297,101	$1,620,474	(20)%	$3,486,547	$4,541,836	(23)%
Pretax income:
Homebuilding	$73,799	$134,542	(45)%	$139,172	$400,595	(65)%
Financial services	7,381	8,686	(15)	19,581	24,373	(20)
Total pretax income	81,180	143,228	(43)	158,753	424,968	(63)
Income tax expense	(15,900)	(33,400)	52	(32,700)	(97,700)	67
Net income	$65,280	$109,828	(41)%	$126,053	$327,268	(61)%
Diluted earnings per share	$1.05	$1.61	(35)%	$2.00	$4.60	(57)%
During the 2026 third quarter, housing market conditions remained challenging, weakening from the prior quarter as an increase in mortgage loan interest rates further pressured affordability in many of our served markets. Higher interest rates coupled with persistent inflation, attributable in part to rising commodity and oil prices, heightened macroeconomic uncertainties and geopolitical tensions, including the military conflicts in the Middle East and in Ukraine, caused prospective buyers to become more cautious on purchasing a home. In addition, resale home inventory, which is our largest competitor, increased to its highest levels in a decade, and we are seeing pricing trending downward in several areas within our operational footprint. Even with the significant headwinds, demand for our Built to Order® homes contributed to our first year-over-year increase in ending backlog in four years, as these homes are generally sold prior to the start of construction and remain in backlog until delivered.
Reflecting the operating environment, we produced 2,604 net orders in the 2026 third quarter, down 12% from the year-earlier quarter, which contributed, along with a higher average community count, to a decline in the monthly net order pace per community to 3.1, compared to 3.8 for the prior-year period. Our average community count increased 8% year over year to 279, and our ending community count rose 5% to 277, primarily reflecting our continued investments in land and land development to support future growth. The value of net orders for the quarter was $1.21 billion, down 8% from the year-earlier period, primarily due to lower net orders, partly offset by a 4% increase in their average selling price to $463,600.
To support orders, we have remained focused in 2026 on our strategy of offering customers a simple, straightforward and transparent base price with limited, if any, concessions or incentives, intended to provide a compelling value competitive with area resale home prices. In addition, while selling through our existing inventory, we have continued to prioritize orders of our Built to Order homes, which are our core competency and a key industry differentiator for us that typically generate higher gross profit margins than inventory homes, and we generated predominantly Built to Order net orders in each of the first three quarters of 2026.
We believe this reflects, in part, how the value proposition of our Built to Order homes to prospective customers has increased with the meaningful reduction in build times we have achieved over the past few years. In 2026, our average build times improved year over year by 22% in the first quarter, 24% in the second quarter and 19% in the third quarter. With the substantial Built to Order net orders we generated in the first nine months of the year, we reached our goal of a predominantly Built to Order mix of homes delivered in the 2026 third quarter, with these homes comprising 74% of homes delivered and benefiting our housing gross profit margin.
Homebuilding revenues for the three months ended August 31, 2026 were generated solely from housing operations. For the three months ended August 31, 2025, homebuilding revenues were generated from housing operations and nominal land sales. Housing revenues for the 2026 third quarter decreased 20% year over year to $1.29 billion, due to a 19% decrease in the number of homes delivered to 2,732 and a slight decline in their average selling price to $473,000. Approximately 50% of our homes delivered in the 2026 third quarter were to first-time homebuyers. Our homes delivered as a percentage of backlog at the beginning of the quarter were 60% for the 2026 third quarter, compared to 71% for the year-earlier quarter. This decrease reflects growth in our backlog since the beginning of the year, as well as a lower percentage of homes sold and delivered within the same quarter, corresponding to our strategic shift toward increasing our mix of Built to Order net orders.
Homebuilding operating income for the three months ended August 31, 2026 was $67.1 million, compared to $131.2 million for the year-earlier period. As a percentage of revenues, homebuilding operating income was 5.2% for the 2026 third quarter, compared to 8.1% for the corresponding 2025 period, mainly due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges of $3.0 million for the current quarter and $11.3 million for the year-earlier quarter, the homebuilding operating income margin was 5.4%, compared to 8.8%. Our housing gross profit margin was 16.5%, compared to 18.2% for the year-earlier quarter. Excluding the above-mentioned inventory-related charges, the housing gross profit margin was 16.8%, compared to 18.9%, primarily reflecting pricing pressure, higher relative land costs and reduced operating leverage. Selling, general and administrative expenses as a percentage of housing revenues increased 130 basis points year over year to 11.3%, mainly due to a decrease in operating leverage from lower housing revenues.
Total pretax income for the 2026 third quarter was $81.2 million, including a $3.5 million gain associated with the sale of an investment in equity securities of a privately held technology company, compared to $143.2 million for the year-earlier period. Net income and diluted earnings per share for the three months ended August 31, 2026 were $65.3 million and $1.05, respectively, compared to $109.8 million and $1.61, respectively, for the three months ended August 31, 2025. Our diluted earnings per share for the 2026 third quarter reflected lower net income, partly offset by a 9% reduction in our weighted-average diluted share count attributable to common stock repurchases over the past several quarters.
We continue to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support future growth and returning capital to our stockholders. Our investments in land and land development for the 2026 third quarter totaled $722.3 million, a 40% increase compared to the year-earlier quarter. During the 2026 third quarter, we repurchased .9 million shares of our common stock at a total cost of $50.0 million, compared to 3.3 million shares at a total cost of $188.5 million in the year-earlier quarter. For the nine months ended August 31, 2026, we invested $1.79 billion in land and land development, representing an 8% decrease from the corresponding year-earlier period, and repurchased 3.1 million shares of our common stock at a total cost of $175.0 million. We ended the 2026 third quarter with total liquidity of $942.4 million, including cash and cash equivalents and $783.4 million of available capacity under the Credit Facility. We had $415.0 million of cash borrowings outstanding under the Credit Facility at August 31, 2026.
With our ending backlog value at August 31, 2026 up 3% year over year to approximately $2.05 billion, we believe we are well positioned to achieve our projections for the 2026 fourth quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenues:
Housing	$1,292,350	$1,613,975	$3,470,076	$4,525,732
Land	—	487	1,440	487
Total	1,292,350	1,614,462	3,471,516	4,526,219
Costs and expenses:
Construction and land costs
Housing	(1,078,590)	(1,320,611)	(2,923,732)	(3,658,080)
Land	—	(536)	(1,296)	(536)
Total	(1,078,590)	(1,321,147)	(2,925,028)	(3,658,616)
Selling, general and administrative expenses	(146,626)	(162,152)	(418,217)	(477,638)
Total	(1,225,216)	(1,483,299)	(3,343,245)	(4,136,254)
Operating income	67,134	131,163	128,271	389,965

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Interest income and other	$4,518	$1,870	$6,963	$5,628
Equity in income of unconsolidated joint ventures	2,147	1,509	3,938	5,002
Homebuilding pretax income	$73,799	$134,542	$139,172	$400,595

Homes delivered	2,732	3,393	7,497	9,283
Average selling price	$473,000	$475,700	$462,900	$487,500
Housing gross profit margin as a percentage of housing revenues	16.5%	18.2%	15.7%	19.2%
Adjusted housing gross profit margin as a percentage of housing revenues	16.8%	18.9%	16.1%	19.6%
Selling, general and administrative expenses as a percentage of housing revenues	11.3%	10.0%	12.0%	10.6%
Operating income as a percentage of revenues	5.2%	8.1%	3.7%	8.6%
Revenues. Homebuilding revenues for the three months ended August 31, 2026 consisted solely of housing revenues. In the three months ended August 31, 2025, homebuilding revenues were generated from housing operations and nominal land sale revenues. Housing revenues for the 2026 third quarter declined 20% from the year-earlier quarter due to a decrease of 19% in the number of homes delivered and a slight decline in their overall average selling price. Each of our homebuilding reporting segments posted year-over-year decreases in third-quarter housing revenues, ranging from 7% in our West Coast segment to 34% in our Southwest and Central segments. The decline in the overall number of homes delivered primarily resulted from our having 5% fewer homes in backlog at the beginning of the 2026 third quarter compared to the year-earlier period, as well as our strategic shift toward a higher mix of Built to Order sales in the 2026 first nine months.
For the nine months ended August 31, 2026 and 2025, homebuilding revenues consisted of housing revenues and land sale revenues. Housing revenues for the nine months ended August 31, 2026 decreased 23% from the corresponding 2025 period due to a 19% decline in the number of homes delivered and a 5% decrease in their average selling price.
There were no land sale revenues for the three months ended August 31, 2026, compared to land sale revenues of $.5 million for the corresponding 2025 period. For the nine months ended August 31, 2026, land sale revenues totaled $1.4 million, compared to $.5 million for the nine months ended August 31, 2025. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2026 decreased 49% from the prior-year period, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2026 third quarter included $3.0 million of inventory-related charges, compared to $11.3 million for the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2026 was 5.2%, compared to 8.1% for the corresponding 2025 period, due to a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues was 5.4% for the three months ended August 31, 2026, compared to 8.8% for the year-earlier period.
For the nine months ended August 31, 2026, our homebuilding operating income declined 67% from the year-earlier period mainly due to a decrease in housing gross profits, partially offset by lower selling, general and administrative expenses. Operating income for the nine months ended August 31, 2026 included inventory-related charges of $10.7 million, compared to $18.4 million of such charges for the corresponding 2025 period. As a percentage of revenues, our operating income for the nine months ended August 31, 2026 decreased 490 basis points year over year to 3.7%, mainly reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of revenues. Excluding inventory-related charges, our operating income as a percentage of revenues declined 500 basis points to 4.0% for the nine months ended August 31, 2026.
•Housing Gross Profits – Housing gross profits of $213.8 million for the three months ended August 31, 2026 were down 27% year over year, reflecting lower housing revenues and a 170 basis-point decrease in our housing gross profit margin to

16.5%. The decline in the housing gross profit margin primarily reflected continued pricing pressure, higher relative land costs and reduced operating leverage. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.7% for both the three months ended August 31, 2026 and 2025. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 16.8% for the 2026 third quarter decreased 210 basis points year over year.
For the nine months ended August 31, 2026, our housing gross profits of $546.3 million decreased from $867.7 million for the year-earlier period due to lower housing revenues and a 350 basis-point decline in our housing gross profit margin. The housing gross profit margin decrease primarily reflected the same factors described above for the three months ended August 31, 2026. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.7% for both the nine months ended August 31, 2026 and 2025. Excluding the above-mentioned inventory-related charges, all of which were associated with housing operations, our adjusted housing gross profit margin of 16.1% for the nine months ended August 31, 2026 decreased 350 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – There were no land sales during the three months ended August 31, 2026. Land sales generated nominal results for the nine months ended August 31, 2026 and the three-month and nine-month periods ended August 31, 2025.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	% of Housing Revenues	2025	% of Housing Revenues	2026	% of Housing Revenues	2025	% of Housing Revenues
Marketing expenses	$39,722	3.1%	$39,894	2.4%	$117,498	3.4%	$122,159	2.7%
Commission expenses (a)	44,358	3.4	56,062	3.5	124,099	3.5	155,742	3.5
General and administrative expenses	62,546	4.8	66,196	4.1	176,620	5.1	199,737	4.4
Total	$146,626	11.3%	$162,152	10.0%	$418,217	12.0%	$477,638	10.6%
(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Our selling, general and administrative expenses for the three months ended August 31, 2026 decreased 10% compared to the year-earlier period, primarily reflecting a decrease in commission expenses resulting from fewer homes delivered in the 2026 period and a reduction in general and administrative expenses largely due to lower costs associated with performance-based compensation and personnel reductions. As a percentage of housing revenues, our selling, general and administrative expenses for the three months ended August 31, 2026 increased 130 basis points year over year, mainly due to a decrease in operating leverage from lower housing revenues, partly offset by lower costs associated with certain performance-based employee compensation plans and personnel reductions. For the nine months ended August 31, 2026, selling, general and administrative expenses decreased 12% year over year, primarily due to the same factors described above for the three months ended August 31, 2026 as well as the favorable impact of $8.0 million in insurance recoveries. As a percentage of housing revenues, selling, general and administrative expenses for the nine months ended August 31, 2026 increased 140 basis points, primarily reflecting decreased operating leverage from lower housing revenues, partly offset by lower costs associated with certain performance-based employee compensation plans and personnel reductions, and the insurance recoveries.
Interest Income/Expense and Other. Interest income and other for the three months and nine months ended August 31, 2026 consisted of interest income and a $3.5 million gain associated with the sale of an investment in equity securities of a privately held technology company. Further information regarding this gain is provided in Note 10 – Other Assets in the Notes to Consolidated Financial Statements in this report. For the three months and nine months ended August 31, 2025, interest income and other was comprised solely of interest income.

Interest income, which is generated from short-term investments, was $1.0 million for the three months ended August 31, 2026, compared to $1.9 million for the year-earlier quarter. For the nine months ended August 31, 2026, interest income was $3.5 million, compared to $5.6 million for the corresponding 2025 period. The year-over-year decreases for the three-month and nine-month periods ended August 31, 2026 reflected our lower average balance of cash equivalents and a lower interest rate in the 2026 periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2026 and 2025 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $2.1 million for the three months ended August 31, 2026, compared to $1.5 million for the year-earlier period. For the nine months ended August 31, 2026, our equity in income of unconsolidated joint ventures was $3.9 million, compared to $5.0 million for the corresponding 2025 period. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Net orders	2,604	2,950	8,767	9,182
Net order value (a)	$1,207,224	$1,314,607	$4,119,932	$4,271,688
Cancellation rate (b)	18%	17%	14%	16%
Ending backlog — homes	4,398	4,333	4,398	4,333
Ending backlog — value	$2,053,208	$1,988,863	$2,053,208	$1,988,863
Ending community count	277	264	277	264
Average community count	279	259	276	258
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
Net Orders. Net orders for the 2026 third quarter were down 12% compared to the year-earlier quarter, driven by decreases ranging from 2% in our Southwest homebuilding reporting segment to 26% in our Central segment, partly offset by an increase of 8% in our West Coast segment. The pace of monthly net orders per community was 3.1 in the 2026 third quarter, compared to 3.8 for the corresponding 2025 quarter, reflecting the lower net order volume and our higher average community count. The value of net orders for the 2026 third quarter was $1.21 billion, a decline of 8% from year-earlier quarter, reflecting the lower net order volume, partly offset by a 4% increase in average selling price of those net orders to $463,600. Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2026 was nearly even with the year-earlier period.
To support sales in the nine months ended August 31, 2026, we remained focused on offering customers a simple, straightforward, transparent base price with limited, if any, concessions or incentives, intended to provide a compelling value competitive with area resale home prices. Further, while selling through our existing inventory, we have continued to prioritize orders of our Built to Order homes, which are our core competency and a key industry differentiator for us that typically generate higher gross margins than inventory homes, and we generated predominantly Built to Order net orders in each of the first three quarters of 2026. This momentum contributed to a 74% mix of Built to Order homes delivered in the 2026 third quarter and helped drive the first year-over-year increase in our ending backlog in four years, as these homes are generally sold prior to the start of construction and remain in backlog until delivered.

Backlog. The number of homes in our backlog at August 31, 2026 increased 2% compared to August 31, 2025. Our overall backlog value at August 31, 2026 grew 3% year over year due to the increased number of homes in backlog and their higher average selling price. Backlog value reflected a year-over-year increase of 22% in our West Coast homebuilding reporting segment, partially offset by decreases ranging from 9% in our Southwest segment to 12% in our Southeast segment. Based on our historical experience, a portion of the homes in backlog will not result in homes delivered due to cancellations. Among other benefits, our larger backlog of Built to Order homes generally provides us with greater visibility into future deliveries and enhanced predictability of housing gross profit margins compared to inventory homes, as the selling price and cost to build are usually known prior to starting the home.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending community count for the 2026 third quarter grew 5% and our average community count increased 8%, each as compared to the year-earlier quarter.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2026	2025	2026	2025	2026	2025
West Coast	966	972	937	870	16%	18%
Southwest	503	681	448	459	17	15
Central	609	943	587	795	19	17
Southeast	654	797	632	826	20	17
Total	2,732	3,393	2,604	2,950	18%	17%

	Net Order Value			Average Community Count
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	$596,541	$550,753	8%	111	89	25%
Southwest	194,690	218,931	(11)	38	36	6
Central	188,092	255,530	(26)	67	66	2
Southeast	227,901	289,393	(21)	63	68	(7)
Total	$1,207,224	$1,314,607	(8)%	279	259	8%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2026	2025	2026	2025	2026	2025
West Coast	2,494	2,789	3,142	2,872	13%	15%
Southwest	1,256	2,020	1,485	1,561	12	14
Central	1,880	2,505	2,050	2,545	15	16
Southeast	1,867	1,969	2,090	2,204	15	19
Total	7,497	9,283	8,767	9,182	14%	16%

	Nine Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	$2,025,545	$1,886,073	7%	106	88	20%
Southwest	644,590	757,074	(15)	38	38	—
Central	691,528	823,869	(16)	67	67	—
Southeast	758,269	804,672	(6)	65	65	—
Total	$4,119,932	$4,271,688	(4)%	276	258	7%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2026	2025	Variance	2026	2025	Variance
West Coast	1,589	1,294	23%	$1,019,253	$833,715	22%
Southwest	696	675	3	296,130	326,959	(9)
Central	1,042	1,173	(11)	351,418	390,780	(10)
Southeast	1,071	1,191	(10)	386,407	437,409	(12)
Total	4,398	4,333	2%	$2,053,208	$1,988,863	3%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $31.4 million and $36.4 million in the three months ended August 31, 2026 and 2025, respectively. For the nine months ended August 31, 2026, Corporate and other had an operating loss of $101.9 million, compared to $113.3 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three months and nine months ended August 31, 2026 and 2025 were impacted to varying degrees by price reductions and other homebuyer concessions we extended to buyers in conjunction with our sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2026	2025	Variance	2026	2025	Variance
Revenues	$620,017	$664,880	(7)%	$1,580,719	$1,926,722	(18)%
Construction and land costs	(516,320)	(549,332)	6	(1,340,827)	(1,579,624)	15
Selling, general and administrative expenses	(50,723)	(45,899)	(11)	(135,026)	(135,363)	—
Operating income	$52,974	$69,649	(24)%	$104,866	$211,735	(50)%

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	2025	Variance		2026	2025	Variance
Homes delivered	966	972	(1)%		2,494	2,789	(11)%
Average selling price	$641,800	$684,000	(6)%		$633,500	$690,800	(8)%
Operating income as a percentage of revenues	8.5%	10.5%	(200)	bps	6.6%	11.0%	(440)	bps
This segment’s revenues for the three months ended August 31, 2026 and the three-month and nine-month periods ended August 31, 2025 were generated solely from housing operations. For the nine months ended August 31, 2026, this segment’s revenues consisted of housing revenues and nominal land sale revenues. Housing revenues for the three months and nine months ended August 31, 2026 decreased from the corresponding year-earlier periods, reflecting declines in both the number of homes delivered and their average selling price. Operating income for the three months ended August 31, 2026 decreased year over year due to lower housing gross profits and higher selling, general and administrative expenses. Operating income as a percentage of revenues decreased from the prior-year quarter due to a 70 basis-point decline in the housing gross profit margin to 16.7% and a 130 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.2%. For the nine months ended August 31, 2026, operating income decreased from the corresponding 2025 period, primarily reflecting lower housing gross profits. Operating income as a percentage of revenues also declined, mainly due to a 280 basis-point decrease in the housing gross profit margin to 15.2% and a 160 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.5%.
The year-over-year decrease in the housing gross profit margin for the three months and nine months ended August 31, 2026 was primarily due to continued pricing pressure, higher relative land costs, and product and geographic mix. For the nine months ended August 31, 2026, the housing gross profit margin was also impacted by higher relative construction costs and reduced operating leverage. For the three months ended August 31, 2026, inventory-related charges associated with housing operations were $.7 million, compared to $1.1 million for the year-earlier period. For the nine months ended August 31, 2026, inventory-related charges associated with housing operations were $5.7 million, compared to $3.0 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and nine months ended August 31, 2026 was mainly due to higher marketing and other expenses associated with our expanded community count in this segment as well as a decrease in operating leverage from lower housing revenues. For the nine months ended August 31, 2026, these impacts were partly offset by insurance recoveries.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	2025	Variance		2026	2025	Variance
Revenues	$222,080	$335,505	(34)%		$568,937	$962,486	(41)%
Construction and land costs	(178,287)	(254,515)	30		(453,207)	(723,639)	37
Selling, general and administrative expenses	(17,844)	(23,544)	24		(48,781)	(67,245)	27
Operating income	$25,949	$57,446	(55)%		$66,949	$171,602	(61)%

Homes delivered	503	681	(26)%		1,256	2,020	(38)%
Average selling price	$441,500	$492,700	(10)%		$453,000	$476,500	(5)%
Operating income as a percentage of revenues	11.7%	17.1%	(540)	bps	11.8%	17.8%	(600)	bps
For the three-month and nine-month periods ended August 31, 2026 and 2025, this segment’s revenues were generated solely from housing operations. This segment’s housing revenues declined year over year in both periods, reflecting decreases in both the number of homes delivered and their average selling price. Operating income for the three-month and nine-month periods ended August 31, 2026 decreased from the corresponding year-earlier periods due to lower housing gross profits, partially offset by lower selling, general and administrative expenses. As a percentage of revenues, operating income for the 2026 third quarter declined from the year-earlier quarter, reflecting a 440 basis-point decrease in the housing gross profit margin to 19.7% and a 100 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.0%. For the nine months ended August 31, 2026, operating income as a percentage of revenues also decreased year over year due to a

450 basis-point decrease in the housing gross profit margin to 20.3% and a 150 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.6%.
The year-over-year decrease in the housing gross profit margin for the three months and nine months ended August 31, 2026 primarily reflected continued pricing pressure, higher relative land costs and decreased operating leverage on lower housing revenues. There were no inventory-related charges associated with housing operations for the three months ended August 31, 2026, and such charges totaled $.4 million for the nine months ended August 31, 2026, compared to $.5 million and $1.6 million, respectively, for the corresponding year-earlier periods. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for both the three months and nine months ended August 31, 2026 was mainly due to a decrease in operating leverage from lower housing revenues.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	2025	Variance		2026	2025	Variance
Revenues	$205,567	$310,603	(34)%		$635,004	$869,182	(27)%
Construction and land costs	(177,382)	(261,299)	32		(541,462)	(712,516)	24
Selling, general and administrative expenses	(24,742)	(31,096)	20		(72,032)	(92,291)	22
Operating income	$3,443	$18,208	(81)%		$21,510	$64,375	(67)%

Homes delivered	609	943	(35)%		1,880	2,505	(25)%
Average selling price	$337,500	$329,400	2%		$337,800	$347,000	(3)%
Operating income as a percentage of revenues	1.7%	5.9%	(420)	bps	3.4%	7.4%	(400)	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2026 and 2025 were generated solely from housing operations. Housing revenues for the three months and nine months ended August 31, 2026 were down from the corresponding year-earlier periods primarily due to a decrease in the number of homes delivered. Operating income for the three-month and nine-month periods ended August 31, 2026 declined from the corresponding year-earlier periods due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. This segment’s operating income as a percentage of revenues for the 2026 third quarter decreased from the year-earlier period due to a 220 basis-point decline in the housing gross profit margin to 13.7% and a 200 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 12.0%. For the nine months ended August 31, 2026, operating income as a percentage of revenues decreased year over year, reflecting a 330 basis-point decrease in the housing gross profit margin to 14.7%, and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 11.3%.
The housing gross profit margin declined year over year for both the three-month and nine-month periods ended August 31, 2026, mainly due to continued pricing pressure, higher relative land costs, product and geographic mix, and decreased operating leverage on lower housing revenues, partly offset by decreased inventory-related charges. Inventory-related charges associated with housing operations for the three months ended August 31, 2026 were $.9 million, compared to $7.2 million for the year-earlier period. For the nine months ended August 31, 2026, inventory-related charges associated with housing operations were $1.9 million, compared to $9.4 million for the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and nine months ended August 31, 2026 primarily reflected a decrease in operating leverage from lower housing revenues. For the nine months ended August 31, 2026, the year-over-year increase was largely offset by the favorable impact of insurance recoveries.

Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	2025	Variance		2026	2025	Variance
Revenues	$244,686	$303,474	(19)%		$686,856	$767,829	(11)%
Construction and land costs	(204,228)	(254,025)	20		(583,070)	(637,145)	8
Selling, general and administrative expenses	(24,328)	(27,224)	11		(66,950)	(75,152)	11
Operating income	$16,130	$22,225	(27)%		$36,836	$55,532	(34)%
Homes delivered	654	797	(18)%		1,867	1,969	(5)%
Average selling price	$374,100	$380,200	(2)%		$367,600	$389,700	(6)%
Operating income as a percentage of revenues	6.6%	7.3%	(70)	bps	5.4%	7.2%	(180)	bps
For the three months ended August 31, 2026, this segment’s revenues were generated solely from housing operations. For the nine months ended August 31, 2026 and the three-month and nine-month periods ended August 31, 2025, this segment’s revenues were comprised of housing revenues and nominal land sale revenues. Housing revenues for the three months ended August 31, 2026 decreased 19% year over year and, for the nine months ended August 31, 2026, declined 11% from the corresponding year-earlier period. In both periods, the decline reflected decreases in both the number of homes delivered and their average selling price. Operating income for the three months and nine months ended August 31, 2026 was down from the corresponding year-earlier periods mainly due to lower housing gross profits, partially offset by lower selling, general and administrative expenses. As a percentage of revenues, operating income for the 2026 third quarter declined from the year-earlier quarter primarily due to a 90 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.9%, partially offset by a 20 basis-point increase in the housing gross profit margin to 16.5%. Operating income as a percentage of revenues for the nine months ended August 31, 2026 declined from the year-earlier period due to a 190 basis-point decrease in the housing gross profit margin to 15.1%, partly offset by a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.8%.
The year-over-year increase in the housing gross profit margin for three months ended August 31, 2026 primarily reflected lower construction costs, which more than offset the effects of continued pricing pressure and higher relative land costs. For the nine months ended August 31, 2026, the housing gross profit margin decreased from the year-earlier period, mainly due to continued pricing pressure, higher land costs, and product and geographic mix, partially offset by lower construction costs. Inventory-related charges associated with housing operations for the three months ended August 31, 2026 were $1.4 million, compared to $2.5 million for the year-earlier quarter. For the nine months ended August 31, 2026, inventory-related charges associated with housing operations were $2.7 million, compared to $4.4 million for the corresponding 2025 period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended August 31, 2026 was mainly due to a decrease in operating leverage from lower housing revenues.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenues	$4,751	$6,012	$15,031	$15,617
Expenses	(1,464)	(1,580)	(4,507)	(4,689)
Equity in income of unconsolidated joint venture	4,094	4,254	9,057	13,445
Pretax income	$7,381	$8,686	$19,581	$24,373

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Total originations (a):
Loans	2,010	2,314	5,331	6,630
Principal	$812,099	$917,658	$2,105,042	$2,717,138
Percentage of homebuyers using KBHS	85%	83%	83%	86%
Average FICO score	742	740	742	743
Loans sold (a):
Loans sold to GR Alliance	1,536	1,786	4,107	5,021
Principal	$634,695	$712,367	$1,653,980	$2,034,811
Loans sold to third parties	510	469	1,207	1,457
Principal	$186,307	$189,837	$429,040	$631,511
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended August 31, 2026 declined 21% year over year, reflecting lower title services revenues and insurance commission revenues. For the nine months ended August 31, 2026, financial services revenues decreased 4% from the corresponding year-earlier period, as lower title services revenues were partly offset by higher insurance commission revenues. Lower title services revenues in both periods primarily reflected fewer homes delivered in the 2026 periods. Insurance commission revenues decreased in the three-month period and increased in the nine-month period, primarily due to changes in estimated future renewal commissions.
Pretax income. Financial services pretax income for the three months ended August 31, 2026 decreased 15% from the year-earlier period, mainly reflecting lower results from title and insurance operations. Our equity in income of KBHS declined 4% year over year due to a decline in KBHS’ income that primarily reflected fewer loans originated resulting from the lower number of homes we delivered, partially offset by a higher percentage of our homebuyers using KBHS. The impact of the lower loan volume on KBHS’ income was partly offset by a $1.2 million gain in the fair value of IRLCs in the three months ended August 31, 2026, compared to a $3.0 million loss for the year‑earlier period.
For the nine months ended August 31, 2026, financial services pretax income declined 20% from the corresponding year-earlier period, primarily due to a 33% decrease in the equity in income of our unconsolidated joint venture, KBHS. Our equity in income of KBHS declined from the corresponding year-earlier period due to a decrease in KBHS’ income that mainly reflected fewer loans originated as a result of both the lower number of homes we delivered and a lower percentage of our homebuyers using KBHS. The impact of the lower loan volume for the nine months ended August 31, 2026 was partially offset by a $2.2 million gain in the fair value of IRLCs, compared to a $6.6 million loss in the corresponding period of 2025.
Further information regarding our investments in unconsolidated joint ventures, including KBHS, is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Income tax expense	$15,900	$33,400	$32,700	$97,700
Effective tax rate	19.6%	23.3%	20.6%	23.0%
Our effective tax rate for the three months ended August 31, 2026 decreased from the year-earlier period, primarily due to an increase in excess benefits from stock based compensation as well as the lower pretax income we generated for the 2026 period, which heightened their relative impact. For the nine months ended August 31, 2026, our effective tax rate decreased from the year-earlier period, mainly due to the lower pretax income, which resulted in a higher relative impact of excess tax benefits from stock-based compensation in the 2026 period, partly offset by a higher relative impact of non-deductible executive compensation expense.

On July 4, 2025, the OBBBA was signed into law. Among its provisions is the repeal of Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for the three months and nine months ended August 31, 2026 reflected the lower Section 45L benefit for the homes delivered after the effective date. The other tax-related provisions of the OBBBA did not have a material impact on our consolidated financial statements.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Housing revenues	$1,292,350	$1,613,975	$3,470,076	$4,525,732
Housing construction and land costs	(1,078,590)	(1,320,611)	(2,923,732)	(3,658,080)
Housing gross profits	213,760	293,364	546,344	867,652
Add: Inventory-related charges (a)	2,986	11,338	10,720	18,351
Adjusted housing gross profits	$216,746	$304,702	$557,064	$886,003

Housing gross profit margin as a percentage of housing revenues	16.5%	18.2%	15.7%	19.2%
Adjusted housing gross profit margin as a percentage of housing revenues	16.8%	18.9%	16.1%	19.6%
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
We ended the 2026 third quarter with total liquidity of $942.4 million, including cash and cash equivalents and $783.4 million of available capacity under the Credit Facility, with $415.0 million of cash borrowings outstanding. Cash and cash equivalents totaled $159.0 million at August 31, 2026, compared to $228.6 million at November 30, 2025. Cash equivalents included in the total were $35.7 million at August 31, 2026 and $152.6 million at November 30, 2025, and were mainly invested in interest-bearing bank deposit accounts and money market funds. Based on our financial position as of August 31, 2026, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the nine months ended August 31, 2026, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Investments in Land and Land Development. Our investments in land and land development for the nine months ended August 31, 2026 totaled $1.79 billion, an 8% decrease compared to the year-earlier period; the prior period included our purchase of two sizable land parcels in our Southwest homebuilding reporting segment. In the nine months ended August 31, 2026, land acquisition expenditures, which are included in our investments in land and land development, decreased to $650.3 million, or 36% of our total investments, compared to $771.3 million, or 40% of our total investments, in the corresponding period of 2025. While land and land development investments were made in all of our homebuilding reporting segments during the nine months ended August 31, 2026 and 2025, our West Coast segment comprised 47% and 51%, respectively, of our total investments.
In the 2026 fourth quarter, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, depending significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2026		November 30, 2025		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	20,471	$3,214,169	20,750	$3,048,056	(279)	$166,113
Southwest	10,165	1,173,794	11,142	969,260	(977)	204,534
Central	18,967	757,883	20,614	758,962	(1,647)	(1,079)
Southeast	11,978	835,336	12,106	894,524	(128)	(59,188)
Total	61,581	$5,981,182	64,612	$5,670,802	(3,031)	$310,380
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2026 increased 5% from November 30, 2025, mainly due to land and land development investments during the nine months ended August 31, 2026. The number of lots we owned or controlled as of August 31, 2026 decreased 5% from November 30, 2025, largely reflecting homes delivered and our strategic abandonment of 8,777 previously controlled lots, partly offset by newly optioned lots during the period. The number of lots in inventory as of August 31, 2026 included 9,549 lots under contract where the associated deposits were refundable at our discretion, compared to 7,715 of such lots at November 30, 2025. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 40% at August 31, 2026, compared to 43% at November 30, 2025. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2026, we estimate the remaining purchase price to be paid would be as follows: 2026 – $358.3 million; 2027 – $859.0 million; 2028 – $297.3 million; 2029 – $98.5 million; 2030 – $4.0 million; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2026	November 30, 2025
Cash and cash equivalents	$159,018	$228,614
Credit Facility commitment	1,200,000	1,200,000
Borrowings outstanding under the Credit Facility	(415,000)	—
Letters of credit outstanding under the Credit Facility	(1,610)	(1,610)
Credit Facility availability	783,390	1,198,390
Total liquidity	$942,408	$1,427,004
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2026	November 30, 2025	Variance
Credit Facility	$415,000	$—	$415,000
Term Loan	358,640	358,317	323
Senior notes	1,333,070	1,331,584	1,486
Mortgages and land contracts due to land sellers and other loans	2,435	3,076	(641)
Total	$2,109,145	$1,692,977	$416,168

Our financial leverage, as measured by the ratio of debt to capital, increased 540 basis points to 35.7% at August 31, 2026, compared to 30.3% at November 30, 2025 due to cash borrowings outstanding under the Credit Facility. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2028, we may issue up to $100.0 million of letters of credit. As of August 31, 2026 and November 30, 2025, we had letters of credit outstanding under the LOC Facility of $53.5 million and $68.2 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.35 billion and $1.37 billion of performance bonds outstanding at August 31, 2026 and November 30, 2025, respectively.
Unsecured Revolving Credit Facility. We have a $1.20 billion Credit Facility that will mature on November 12, 2030. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.70 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2026, we had $415.0 million of cash borrowings and $1.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2026:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.82 billion	$3.76 billion
Leverage Ratio	<	.600	.345
Interest Coverage Ratio (a)	>	1.500	3.863
Minimum liquidity (a)	>	$112.7 million	$942.4 million
Investments in joint ventures and non-guarantor subsidiaries	<	$856.9 million	$472.0 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.07 billion
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
As of August 31, 2026, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2026, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $2.4 million, secured primarily by the underlying property, which had an aggregate carrying value of $22.7 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on November 12, 2029, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of August 31, 2026, two of our unconsolidated joint ventures had borrowings outstanding with third-party lenders, secured by the underlying property and related project assets.
Credit Rating. Our credit ratings are periodically reviewed by rating agencies. In July 2026, S&P Global Ratings downgraded our corporate credit rating to BB from BB+ and changed its rating outlook to negative from stable based primarily on the impact of persistent macroeconomic headwinds and softer homebuilding business conditions on our financial performance.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(228,880)	$31,840
Investing activities	(15,347)	(42,237)
Financing activities	173,842	(256,498)
Net decrease in cash and cash equivalents	$(70,385)	$(266,895)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash used by operating activities for the nine months ended August 31, 2026 mainly reflected a net increase in inventories of $326.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $49.2 million, and a net increase in receivables of $32.7 million, partly offset by net income of $126.1 million. In the nine months ended August 31, 2025, our net cash provided by operating activities primarily reflected net income of $327.3 million and a net decrease in receivables of $7.2 million, partly offset by a net increase in inventories of $330.0 million and a net decrease in accounts payable, accrued expenses and other liabilities of $63.8 million.
Investing Activities. In the nine months ended August 31, 2026, net cash used in investing activities consisted of $32.5 million for net purchases of property and equipment and $19.4 million of contributions to unconsolidated joint ventures, partially offset by $20.0 million of proceeds from the sale of our investment in the equity securities of a privately held technology company and a $16.6 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2025, our net cash used in investing activities included $34.6 million for net purchases of property and equipment and $10.6 million for contributions to unconsolidated joint ventures, partly offset by a $3.0 million return of investments in unconsolidated joint ventures.
Financing Activities. In the nine months ended August 31, 2026, cash was provided by $415.0 million of net borrowings under the Credit Facility and $5.7 million of issuances of common stock under employee stock plans. The cash provided was partly offset by stock repurchases and excise taxes paid of $180.1 million, dividend payments on our common stock of $47.7 million, and tax payments associated with stock-based compensation awards of $18.3 million. In the nine months ended August 31, 2025, our uses of cash included stock repurchases of $438.5 million, dividend payments on our common stock of $52.8 million and tax payments associated with stock-based compensation awards of $15.9 million. The cash used was partially offset by $250.0 million of net borrowings under the Credit Facility and $.7 million of issuances of common stock under employee stock plans.
Dividends. In the 2026 and 2025 third quarters, our board of directors declared, and we paid, a quarterly cash dividend of $.25 per share. Quarterly dividends declared and paid during each of the nine-month periods ended August 31, 2026 and 2025 totaled $.75 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Share Repurchase Program. On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the nine months ended August 31, 2026, we repurchased 3,104,677 shares of our common stock at a total cost of $175.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2026, there was $725.0 million of remaining availability under this share repurchase authorization.
Shelf Registration. On July 14, 2026, we filed the 2026 Shelf Registration with the SEC. The 2026 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2026 Shelf Registration replaced our previous such registration statement filed with the SEC on July 10, 2023. We have not made any offerings of securities under the 2026 Shelf Registration.

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
Supplemental Guarantor Financial Information
As of August 31, 2026, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $415.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	August 31, 2026	November 30, 2025
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$119,843	$170,338
Inventories	5,633,436	5,311,390
Amounts due from Non-Guarantor Subsidiaries	236,066	278,680
Total assets	6,632,617	6,360,871

	August 31, 2026	November 30, 2025
Summarized Balance Sheet Data (in thousands)
Liabilities and Stockholders’ Equity
Notes payable	$2,109,145	$1,692,977
Amounts due to Non-Guarantor Subsidiaries	461,472	438,762
Total liabilities	3,228,296	2,831,933
Stockholders’ equity	3,404,321	3,528,938

Summarized Statement of Operations Data (in thousands)	Nine Months Ended August 31, 2026
Revenues	$3,164,958
Construction and land costs	(2,648,617)
Selling, general and administrative expenses	(401,080)
Interest income from Non-Guarantor Subsidiaries	13,736
Pretax income	135,079
Net income	107,879
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended August 31, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We expect housing market conditions to remain challenging through the 2026 fourth quarter and into 2027 as higher mortgage loan interest rates, which increased further during the 2026 third quarter, continue to challenge affordability and, along with rising resale inventory levels, contribute to pricing pressure across many of our served markets. In addition, consumer confidence and homebuyer demand are expected to be negatively affected by persistent inflation, attributable in part to rising commodity and oil prices, heightened macroeconomic uncertainties and geopolitical tensions, including the military conflicts in the Middle East and in Ukraine. To the extent these conditions continue or worsen, net order activity, including net orders for our Built to Order homes, could remain subdued. As we navigate these near-term headwinds, we remain focused on executing our Built to Order strategy, balancing sales pace, pricing, and profitability, and selectively investing in land and land development to support future growth. We continue to believe that favorable demographic trends, an ongoing structural undersupply of homes and the appeal of new, personalized energy-efficient homes support the long-term outlook for our business.
Entering the 2026 fourth quarter, we plan to maintain the simplified sales approach we implemented more than a year ago. Additionally, while selling through our existing inventory, we will continue to emphasize sales of our Built to Order homes. Our mix of net orders in the 2026 first, second and third quarters was predominantly Built to Order. As a result, we believe we are positioned to achieve our goal of a 2026 full-year mix of Built to Order homes delivered within our historical average of 60% to 70%, compared to 56% for 2025.
The number of homes in our backlog at August 31, 2026 was up 2% from August 31, 2025, marking the first year-over-year increase in our ending backlog in four years. Among other benefits, a larger backlog of Built to Order homes generally provides us with greater visibility into future deliveries. We also intend to continue focusing on improving our build times and tightly managing our direct construction costs. However, as our average build time for the 2026 third quarter was the lowest in more than a decade, we expect the pace of future improvement to be more gradual relative to recent periods.

Based on the present and expected housing market environment and our results through the first nine months of 2026, we currently expect our housing gross profit margin for the 2026 fourth quarter to decline sequentially from the third quarter. Accordingly, we have modestly lowered and narrowed our full-year housing gross profit margin outlook compared to our prior outlook.
We have maintained a strong financial position and financial flexibility, supported by our Credit Facility, which we expanded at the end of our 2025 fiscal year. For the 2026 fourth quarter, in order to strengthen our long-term growth platform, we intend, subject to the operating environment and available opportunities, to acquire and control additional land positions within attractive submarkets in our served markets that meet our investment standards. We also plan to continue to develop land we own in a manner that prioritizes capital efficiency, including developing lots in smaller phases, where possible, and aligning development with our starts pace to optimally manage our inventory of finished lots. Reflecting our ongoing investments in land and land development, our ending community count for the 2026 third quarter increased 5% year over year to 277.
Consistent with our balanced approach to capital allocation, we plan to continue returning capital to our stockholders, primarily through additional share repurchases. As of August 31, 2026, we had $725.0 million remaining under our current board of directors share repurchase authorization. This provides us with the opportunity to repurchase our common stock in the 2026 fourth quarter, with the pace, volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
Based on the foregoing, we have updated the 2026 full-year projections that were previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2026. Our present outlook for the 2026 fourth quarter and full‑year for certain metrics is as follows:
2026 Fourth Quarter
•We expect deliveries to be in the range of 3,000 to 3,500, compared to 3,619 for the 2025 fourth quarter.
•We expect to generate housing revenues in the range of $1.45 billion to $1.65 billion, compared to $1.68 billion for the corresponding 2025 period.
•We expect our housing gross profit margin will be in the range of 16.0% to 16.6%, assuming no inventory-related charges, compared to 17.8% for the corresponding 2025 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.3% to 10.9%, compared to 10.0% for the 2025 fourth quarter.
•We expect our effective tax rate will be approximately 26.0%, compared to 21.4% for the year-earlier quarter.
•We expect our ending community count will be in the range of 270 to 275, compared to 271 for the 2025 fourth quarter.
•We expect to repurchase up to $50.0 million of our common stock.
2026 Full Year
•We expect deliveries to be in the range of 10,500 to 11,000, compared to 12,902 for 2025.
•We expect our housing revenues to be in the range of $4.90 billion to $5.10 billion, compared to $6.21 billion for 2025.
•We expect our housing gross profit margin will be in the range of 16.0% to 16.2%, assuming no inventory-related charges, compared to 19.1% for 2025.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.5% to 11.7%, compared to 10.4% for 2025.
•We expect our effective tax rate will be approximately 23.0%, compared to 22.6% for 2025.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on economic, employment, homebuilding industry and capital, credit and financial market conditions, as well as a fairly stable and constructive political and regulatory environment, particularly in regard to housing and mortgage loan financing policies. This includes U.S. trade policy and any tariffs, and other countries’ countervailing measures, including those recently established between the U.S. and Canada, that remain in effect on raw building materials such as steel, lumber, drywall and concrete, and/or finished products. Though certain tariffs and countervailing measures instituted in 2025 have affected pricing in adjacent sectors, we have not experienced significant cost increases or raw material/finished product availability constraints to date. However, if U.S. or foreign governments take actions that cause tariff-related cost or availability pressures to escalate or expand, we could experience higher construction costs and/or supply chain disruptions that would affect our business and consolidated financial statements in future reporting periods.
We also believe the ongoing significant volatility in global energy, credit and capital markets, international shipping instability, and negative consumer confidence impacts from the conflicts in the Middle East and in Ukraine, particularly if it intensifies or is prolonged, could cause supply chain disruptions, increase our land development and input costs – such as for lumber and oil‑ and petroleum‑based building products – or reduce our revenues or housing gross profit margins beyond our ability to offset through pricing or cost‑management initiatives. Additionally, as the Federal Reserve increased interest rates in September 2026 and its projections pointed to another possible increase before year-end, there can be no assurance it will implement rate reductions or other monetary policy changes in the near term that would meaningfully lower mortgage loan interest rates, increase demand or positively affect our business, results of operations or consolidated financial statements.
The potential extent and effect of these and other factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the three months ended August 31, 2026, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues, margins and returns.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:
•general economic, employment and business conditions (including, without limitation, consumer and producer price inflation; interest rates and terms available from outside financing sources for our business and for consumer mortgage loans; and consumer confidence, either generally or specifically with respect to purchasing homes);
•material and trade costs and availability;
•disruptions in world and regional trade flows and supply chains due to the military conflicts in the Middle East and in Ukraine and/or U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries;
•population, household formations and demographic trends;

•government actions, policies, programs and regulations, including tax-related, directed at or affecting, directly or indirectly, the housing market, the homebuilding industry, or our business;
•our ability to successfully implement our business strategies, achieve any associated financial and operational targets and objectives, and manage the related challenges or risks, including those identified or discussed in this report or in any of our other public filings, presentations or disclosures;
•changes in our credit rating;
•homebuyer interest in and ability to afford to purchase our homes (including their ability to obtain typical or lender-required insurance or other policies to cover hazards to their homes);
•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;
•our compliance with the terms of our Credit Facility and our Term Loan;
•the execution of any securities repurchases pursuant to our board of directors’ authorization;
•impairment, land option contract abandonment or other inventory-related charges, including any stemming from decreases in the value of our land assets;
•volatility in the market price of our common stock;
•the costs we incur in connection with relocating our corporate headquarters office from Los Angeles, California to Tempe, Arizona in 2027;
•the performance of mortgage lenders for our homebuyers;
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2025, other than our $415.0 million of cash borrowings outstanding under the Credit Facility as of August 31, 2026. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or a base rate, plus a spread that depends on our Leverage Ratio. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2025.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, as appropriate, including our president and chief executive officer, who is our principal executive officer and, effective July 6, 2026, our interim principal financial officer, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our president and chief executive officer in his capacity as principal executive officer and interim principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our president and chief executive officer, as principal executive officer and interim principal financial officer, concluded that our disclosure controls and procedures were effective as of August 31, 2026.
There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended August 31, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
June 1-30	—	$—	$—	$775,000
July 1-31	801,998	56.30	45,155	729,845
August 1-31	86,343	56.11	4,845	725,000
Total	888,341	$56.28	$50,000
(a)    On October 9, 2025, our board of directors authorized us to repurchase up to $1.00 billion of our outstanding common stock. As of November 30, 2025, there was $900.0 million of remaining availability under this share repurchase authorization. In the 2026 third quarter, we repurchased 888,341 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million. As of August 31, 2026, we were authorized to repurchase up to $725.0 million of our outstanding common stock.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended August 31, 2026.

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

KB HOME Registrant

Dated	October 8, 2026	By:	/s/ ROBERT V. MCGIBNEY
Robert V. McGibney President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Dated	October 8, 2026	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)